Form 10-K
period 2005-12-31
NightHawk Radiology Holdings Inc
filed 2006-03-30
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-51786

NightHawk Radiology Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0722777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 Northwest Boulevard, #202, Cœur d’Alene, Idaho 83814

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:

(208) 676-8321

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant outstanding as of March 1, 2006, based upon the closing price of Common Stock on March 1, 2006 as reported by Nasdaq, was approximately $267 million. Shares of voting stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant did not have publicly traded securities as of June 30, 2005 and has no outstanding non-voting stock.

As of March 1, 2006, 29,809,571 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ITEM 1. Business

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO FUTURE ECONOMIC CONDITIONS IN GENERAL AND STATEMENTS ABOUT OUR FUTURE:

•	STRATEGY AND BUSINESS PROSPECTS;

•	DEVELOPMENT AND EXPANSION OF SERVICES, AND THE SIZE, GROWTH, AND LEADERSHIP OF THE POTENTIAL MARKETS FOR THESE SERVICES;

•	DEVELOPMENT OF NEW CUSTOMER RELATIONSHIPS AND PRODUCTS;

•	SALES, EARNINGS, INCOME, EXPENSES, OPERATING RESULTS, TAX RATES, OPERATING AND GROSS PROFIT AND PROFIT MARGINS, VALUATIONS, RECEIVABLES, RESERVES, LIQUIDITY, INVESTMENT INCOME, CURRENCY RATES, EMPLOYEE STOCK OPTION EXERCISES, CAPITAL RESOURCE NEEDS, CUSTOMERS, AND COMPETITION;

•	ABILITY TO OBTAIN AND PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS; AND

•	ACQUISITIONS AND TRANSACTION COSTS AND ADJUSTMENTS.

ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE OF THIS ANNUAL REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS ANNUAL REPORT. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT, AND OTHER WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS MADE BY US FROM TIME TO TIME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1A OF THIS REPORT ENTITLED “RISK FACTORS.”

Overview

We believe that we are the leading provider of nighttime and weekend, or off-hours, emergency radiology services to radiology groups and hospitals across the United States. Our team of American Board of Radiology-certified, U.S. state-licensed and hospital-privileged radiologists uses our proprietary workflow technology to provide radiological interpretations, or reads, to our customers in the United States primarily from our centralized reading facilities located in Sydney, Australia and Zurich, Switzerland. By locating our affiliated radiologists in Australia and Switzerland, we can provide off-hours reads in the United States during our radiologists’ local daylight hours. The reads that we provide to our customers primarily consist of preliminary diagnoses of emergency trauma and non-traumatic emergency conditions.

Nighthawk Radiology Services, LLC, which is a wholly-owned subsidiary of NightHawk Radiology Holdings, Inc., was formed in Coeur d’Alene, Idaho in 2001 as an Idaho limited liability company and is currently the entity through which we conduct our operations. In March 2004, NightHawk Radiology Holdings, Inc. was formed to facilitate a recapitalization of Nighthawk Radiology Services, LLC.

As of December 31, 2005, our affiliated radiologists provided services to 463 customers serving 860 hospitals, or approximately 15% of all hospitals in the United States. Most of these customers do not currently contract for all of the hours of coverage that we are able to provide. Based on a 2003 survey conducted by the

American College of Radiology which estimated the total number of annual reads performed in the United States during all time periods, we believe that we are the leading provider of reads during off-hours periods. Since our first full year of operations, we have experienced significant revenue growth, from $4.7 million in 2002 to $16.2 million in 2003 to $39.3 million in 2004 to $64.1 million in 2005.

The U.S. healthcare market is experiencing a substantial increase in the development and use of diagnostic imaging technologies and procedures. From 2000 to 2003, computed tomography procedures, which currently comprise approximately 89% of the reads performed by our affiliated radiologists, increased at an average annual rate of 14.0%. In contrast, the number of radiologists is only increasing by approximately 1.5% annually. In addition, U.S. hospitals now generally require their contracted radiology groups to provide services 24-hours per day, seven days a week. As a consequence, radiologists have experienced, and we believe will continue to experience, increased workloads and increased demands to provide reads during off-hours periods.

For radiology groups, providing off-hours reads often results in the allocation of scarce physician resources to periods during which the volume of diagnostic imaging procedures for any one radiology group is typically low, resulting in operating inefficiencies and related costs. In addition, requirements to provide off-hours reads often limit the growth of radiology groups because of the difficulty of recruiting new radiologists into radiology groups that have off-hours coverage commitments. These radiology groups, which provide substantially all emergency radiology services in the United States, comprise the principal market for our services. By reducing the burdens associated with providing off-hours reads, we believe that we can improve the efficiency and productivity of radiology groups by enabling them to allocate their scarce physician resources to regular business hours, which typically are periods of higher demand. We also believe that our services enable radiology groups to recruit and retain radiologists more effectively, which permits them to pursue additional growth opportunities.

For individual radiologists, providing off-hours reads often results in a significant quality-of-life burden. During an on-call period, a radiologist may be required to perform reads several times during a night, often waking the radiologist or otherwise disrupting the radiologist’s evening. By providing off-hours reads on behalf of radiologists, we believe that our service improves their quality of life.

The substantial majority of the reads that we provide are preliminary diagnoses used by a treating physician to determine whether any immediate action is required in response to symptoms being presented by a patient. Typically, the preliminary diagnosis is followed the next morning by a more exhaustive final, or primary, read performed by a local radiologist affiliated with our customer. Because third-party payors and patients pay only for the primary reads performed by our customers and not the preliminary reads that we provide, our services do not result in any incremental costs to third-party payors or patients nor are we currently dependent on payments by them. All of our customers are located in the United States and, as a result, all of our service revenue to date has been generated from the United States.

Industry Background

Diagnostic Imaging

The practice of diagnostic radiology involves the interpretation of images of the human body to aid in the diagnosis and treatment of diseases, conditions and injuries. Diagnostic imaging procedures include computed tomography, or CT, magnetic resonance imaging, or MRI, ultrasound, nuclear medicine and X-ray technologies. Diagnostic radiologists correlate imaging findings with clinical information and other medical examinations, make diagnoses and may recommend further examinations or treatments. Frost & Sullivan, a research firm, estimates that 420.7 million diagnostic imaging procedures were performed in the United States in 2003.

Due to significant advances in imaging quality and technology, diagnostic imaging procedures are becoming increasingly essential components of the practice of medicine in most medical centers and hospitals. The non-invasive nature of most diagnostic imaging procedures, combined with faster digital processing capabilities and rapid broadband connectivity that allows for the transmission of images to radiology experts, has made the performance of these procedures in the emergency room and in other treatment venues more appealing and practical. As a result, physicians are relying more heavily on imaging procedures and radiological interpretations provided by radiologists as a standard of care to aid in patient care management decisions, resulting in continuing growth in the volume of radiological procedures performed. According to Frost & Sullivan, the volume of diagnostic radiology procedures increased during the periods indicated as follows:

Type:	Procedures in 2000	Procedures in 2003	Average Annual Increase (1)	Description
Computed Tomography (CT)	34.1 million	50.6 million	14.0%	Uses specialized X-ray equipment to create cross-sectional views of internal anatomy

Magnetic Resonance Imaging (MRI)	14.5 million	21.0 million	13.0%	Uses radio frequency waves and a strong magnetic field to produce images of internal anatomy

Type:	Procedures in 1993	Procedures in 2003	Average Annual Increase (1)	Description

Computed Tomography (CT)	20.0 million	50.6 million	9.7%	Uses specialized X-ray equipment to create cross-sectional views of internal anatomy

Ultrasound	40.0 million	60.0 million	4.1%	Uses high-frequency sound waves to obtain images of internal anatomy

Magnetic Resonance Imaging (MRI)	7.9 million	21.0 million	10.3%	Uses radio frequency waves and a strong magnetic field to produce images of internal anatomy

X-ray	231.5 million	270.1 million	1.6%	Uses radiation passing through the body to produce images of internal anatomy

(1)	Percentages calculated by NightHawk Radiology Holdings, Inc.

The diagnostic imaging services industry is expected to continue to grow as a result of:

Positive market dynamics. Increasing physician awareness and utilization of imaging as a standard of care to aid in patient diagnosis, including its use as a preventive screening method, as well as an increased availability of diagnostic imaging equipment in medical centers and hospitals, has fueled the growth of the diagnostic imaging industry. Also, the use of diagnostic imaging procedures has risen with the increased provision of healthcare services generally due to an aging population in the United States. In addition, hospital emergency rooms are increasingly the first point of entry into the healthcare system for patients, resulting in a greater number of radiological procedures being ordered by emergency room physicians. Finally, diagnostic imaging procedures are being ordered more frequently than in the past as physicians seek to better manage medical liability risks by gathering as much data as possible to support their diagnoses and treatment protocols.

Advances in diagnostic imaging technologies. Advances in diagnostic imaging technologies and techniques have resulted in higher quality images, which facilitate the diagnosis of a wide variety of diseases and injuries quickly and accurately without exploratory surgery or other invasive procedures that are typically more expensive and result in higher risk and rehabilitation time to the patient. New imaging technologies and techniques have also permitted radiologists to make additional diagnoses not previously possible and have resulted in broader applications for diagnostic imaging technologies.

Advances in diagnostic-quality image transmission technologies. The advent of the Digital Imaging and Communications in Medicine, or DICOM, standard for transferring images and associated information, high-speed broadband internet connections, digitization and picture archival and communication systems, or PACS, has contributed to increased utilization of diagnostic imaging technologies by permitting radiologists to practice remotely. As a result of these improvements in image transmission technologies, the time needed for an offsite radiologist to complete a read has generally decreased. Particularly in an emergency room setting, more rapid diagnosis of acute medical problems aids in the prompt identification of patients that need urgent surgery or hospital admission, decreases mortality and morbidity, and reduces healthcare costs by averting unnecessary hospital admissions and surgery.

The Current Approach to Off-hours Radiology

Emergency room physicians increasingly consider radiological interpretations a necessary resource that must be immediately available to them, including during off-hours periods, to aid their diagnoses. As a result, hospitals typically contract with outside radiology groups to provide radiological interpretations 24-hours per day, seven days a week.

At most hospitals, when an emergency occurs outside regular business hours and a radiological procedure has been performed, either the emergency room physician or a radiologist from the contracted radiology group will interpret the radiological images. For certain simple procedures, such as an X-ray of a broken bone, the emergency room physician often performs the interpretation. For more complex images of intricate anatomy generated by CT, MRI, ultrasound and nuclear medicine procedures, the on-call radiologist, rather than the emergency room physician, typically performs the interpretation. When an on-call radiologist is required to perform the read, emergency room personnel will contact the radiologist, often waking the radiologist or otherwise disrupting the radiologist’s evening, and then transmit the images, often to the radiologist’s home office. The radiologist will interpret the images and call or fax preliminary findings to the emergency room physician for appropriate patient management. During any given night, an on-call radiologist may repeat this routine several times. The following morning, a primary interpretation is performed by the same or a different radiologist in order to confirm the overnight analysis.

This approach presents certain challenges to radiology groups, including:

•	Decreased productivity and efficiency. As a consequence of the interrupted sleep patterns that often result from performing off-hours reads, a radiologist may be less productive or may not work at all the following day. In addition, providing off-hours reads requires the allocation of scarce physician resources to off-hours periods that for any one radiology group are typically characterized by lower volumes of procedures, which results in operating inefficiencies and related costs for a radiology group.

•	Recruitment and retention. The on-call paradigm, characterized by nighttime and weekend service requirements, results in a compromised quality of life for on-call radiologists. The current shortage of radiologists has resulted in a job market where radiologists can be selective regarding professional opportunities and has increased the challenges associated with recruiting and retaining radiologists willing to provide off-hours reads. As a consequence, radiology groups are increasingly finding it difficult to retain radiologists or increase the size of their practice groups if they have off-hours coverage commitments.

Some radiology groups and hospitals have responded to these challenges by designating certain radiologists to work exclusively during the night. This approach also presents challenges due to the scarcity of radiologists interested in working nighttime shifts, high turnover rates and higher salary demands for such work. Also, there is often less camaraderie and onsite interaction with colleagues.

Our Solution

We believe we are the leading provider of off-hours emergency radiology services to radiology groups and hospitals across the United States. Our team of American Board of Radiology-certified, U.S. state-licensed and hospital-privileged radiologists provides radiological interpretations to our customers in the United States primarily from our centralized reading facilities located in Sydney, Australia and Zurich, Switzerland. We contract with radiology groups and hospitals in the United States to cover their off-hours radiology needs.

Key benefits of our solution to radiologists, hospitals and patients include:

•	Improved efficiency for our customers. By using our services, radiology groups with off-hours coverage commitments may allocate scarce physician resources to periods during which the volume of radiological procedures is typically higher than during off-hours periods. This reallocation of resources can reduce the operating inefficiencies and related costs typically associated with providing off-hours coverage.

•	Enhanced quality of patient care. We believe that our solution enhances the ability of our customers to provide high-quality healthcare services to their patients 24-hours per day, seven days a week as a result of the following:

•	Focus on emergency radiology. As of December 31, 2005, our affiliated radiologists received emergency radiological examinations from more than 860 hospitals, resulting in our affiliated radiologists devoting their working hours almost exclusively to performing emergency radiology interpretations. Due to this focus, we consider our affiliated radiologists to be specialists in the area of emergency radiology.

•	Multiple physician review. Our affiliated radiologists typically perform preliminary reads in order to assist emergency room physicians in determining what immediate care, if any, is necessary for emergency room patients. Following our preliminary read, a radiologist associated with the radiology group servicing the applicable hospital will typically perform a primary, or final, read. Because two independent radiologists review each set of radiological images, we believe that the expertise brought to each examination and the resulting quality of patient care is increased.

•	Wider access to care. Any hospital that has or installs a DICOM image server and that has broadband internet access can utilize our services. As a result, patients in underserved or rural communities, which are often challenged in recruiting radiologists to practice in their locales, can have the same access to radiological services as patients in other areas.

•	Practice during daylight hours. U.S. radiologists typically provide reads during nighttime shifts as a result of on-call coverage commitments. Our affiliated radiologists work primarily in our reading facilities located in Sydney, Australia and Zurich, Switzerland where, due to geographic time differences, they perform off-hours reads for our customers during the radiologists’ local daylight hours.

•	Recruitment and retention of radiologists by our customers. Our solution enhances the quality of life of our customers’ radiologists by reducing their off-hours coverage commitments. As a consequence, we believe that our customers can more effectively recruit and retain highly-qualified radiologists in a competitive job market where off-hours coverage commitments often result in lower job satisfaction.

•	Highly-qualified radiologists. Our affiliated radiologists are American Board of Radiology-certified in the United States and have received their medical training at some of the most respected medical schools in the United States. These radiologists include former chief residents and fellows from Cornell University, Harvard University, New York University, Northwestern University, the University of Pennsylvania, Stanford University and Vanderbilt University. In recognition of the expertise that our affiliated radiologists have developed in emergency radiology, Harvard’s Brigham & Women’s Hospital has established a program that places its emergency radiology fellows in our Sydney facility in order to train with our affiliated radiologists.

•	Efficient delivery of services. We have developed proprietary workflow technology that is designed to distribute radiological images and data to the appropriately licensed and privileged radiologist best able to provide the radiological interpretation in the least amount of turnaround time. As a result of this technology, together with the support provided by our administrative professionals, our affiliated radiologists can better focus on the interpretation of radiological images without the burden of dedicating valuable time to administrative matters, resulting in more efficient delivery of our services to our customers and their patients. In addition, we have developed an on-line order entry system that allows our customers to more efficiently place and monitor their orders and to communicate with our administrative professionals.

•	Centralized reading facilities. We deliver our solution primarily from centralized reading facilities located in Sydney, Australia and Zurich, Switzerland. By utilizing a centralized approach to the provision of radiology services, we believe that we are able to enhance the quality, efficiency and reliability of the services that we provide to our customers in the following ways:

•	Quality-control professionals. Our quality-control professionals relieve much of the administrative and technical burden typically associated with a radiology practice by coordinating the communication and transmission of images with the originating hospitals, remediating any technology failures, and finalizing and delivering the results of our affiliated radiologists’ reads. By reducing administrative burdens on our affiliated radiologists, our quality-control professionals enable our affiliated radiologists to better focus on the interpretation of radiological images, which we believe enhances the quality and efficiency of our solution.

•	Quality-assurance professionals. Our quality-assurance professionals serve as liaisons to our customers and evaluate and respond to any feedback that we may receive. We believe that these professionals enable us to quickly and effectively improve our services in order to respond to the changing needs of our customers.

•	Collaboration among radiologists. When working in our centralized facilities, our affiliated radiologists are able to collaborate with one another regarding their reads, which we believe can increase the expertise that can be brought to any particular read.

•	Technology infrastructure and technical-support professionals. Our approach enables us to centrally deploy the computers and servers that comprise our technical infrastructure and to maintain a staff of on-site, technical-support personnel. As a result, we are able to monitor our computer systems and to take appropriate actions to prevent or respond to technical problems quickly and efficiently. We believe that this limits downtime and enhances the reliability of our services. Since our inception, our systems and our online connections to our customers have been operational during more than 99.9% of our service periods.

•	No additional cost to patient or third-party payors. We currently contract directly with radiology groups and hospitals to provide radiology coverage, and bill the customer for the reads that we perform. Because the contracts between our customers and third-party payors typically permit the radiologists to charge a prescribed fixed fee only for primary reads, there are no additional costs for our services to the patients or third-party payors.

Key benefits of our business model include:

•	First-mover advantage. Our early entry into the emerging field of off-hours emergency radiology services has permitted us to become well-established with our customers and to establish a brand that we believe has become synonymous with off-hours radiology coverage. As a consequence of the relationships that we have developed with our customers, the current shortage of radiologists, and the burdens associated with licensing and privileging radiologists for a multi-state, multi-hospital practice, we believe that we can leverage our current market position to effectively compete with existing and future market entrants. In addition, we believe that newer market entrants may have difficulty recruiting and retaining the number of highly-qualified radiologists necessary to provide the breadth of off-hours coverage that we provide, and that they may be unable to efficiently manage the licensing and privileging requirements necessary to rapidly increase the size and geographic scope of their businesses.

•	Strong customer retention. Since our formation in 2001, we have secured approximately 372 radiology groups and 91 hospitals as customers. Our customer contracts typically have one-year terms that automatically renew each successive year unless terminated by the customer or by us. Since our inception, more than 97% of our contracts up for renewal have been renewed. We believe that our outstanding customer retention rate confirms the economic and other benefits that our solution provides to our customers and their patients.

•	Recruitment and retention of radiologists by us. We have been able in the past, and believe that we will continue to be able in the future, to recruit and retain radiologists as necessary to meet increasing demand for our services and the growth of our business. We believe that our success in recruiting and retaining radiologists in a competitive labor market is largely a result of our ability to provide our affiliated radiologists with flexible schedules that permit them to avoid nighttime work and our competitive compensation packages. In addition, we have strategically located our primary reading facilities in Sydney and Zurich in an effort to provide opportunities for radiologists to work in attractive, cosmopolitan cities.

•	Capital-efficient scalability. We have designed our technology, workflow processes and facilities to accommodate continuing growth in our business and the volume of diagnostic images delivered to our affiliated radiologists for interpretation. We believe that we can accommodate future growth in our business in a capital-efficient manner because our fixed costs are a relatively small portion of our expenses and are largely unaffected by the volume of diagnostic images transmitted to our facilities or the distance of the transmissions. In addition, we believe that we can increase our number of affiliated radiologists and associated administrative professionals in a timely manner in response to increased demand for our services.

•	Licensing and privileging expertise. All of our affiliated radiologists have the necessary licenses and privileges to read the images that are delivered to them, and we have developed a staff of more than 40 full-time professionals dedicated to obtaining and renewing the necessary licenses and privileges. We are accredited by the Joint Commission on the Accreditation of Healthcare Organizations, or JCAHO, which permits our customers’ hospitals, to the extent that they are also JCAHO-accredited, to rely on our internal privileging processes for our affiliated radiologists. This enables us to streamline a privileging process that otherwise can vary significantly among hospitals and to reduce the time required to launch services to a new customer. Our affiliated radiologists are licensed to practice medicine in an average of 34 states and have been granted privileges at an average of 415 hospitals.

Our Strategy

Our objective is to expand on our position as the leading provider of off-hours emergency radiology services to radiology groups across the United States. We believe that our brand has become synonymous with off-hours radiology coverage and that we have established a position as a leading innovator and thought-leader in the industry. We intend to capitalize on our brand and reputation to facilitate greater acceptance and expansion of teleradiology services while at the same time improving the overall quality of patient care. Key elements of our strategy include:

•	Target new customers with expanded sales and marketing efforts. We intend to increase our customer base through a combination of sales and marketing initiatives, continued focus on customer service and the provision of services and technologies that meet our customers’ needs. We recently increased the number of direct sales professionals that we employ from five to fourteen in order to continue to aggressively target radiology groups of all sizes.

•	Expand our customers’ utilization of our current service hours. Our customers currently have the flexibility to contract with us for coverage commitments between the hours of 5 p.m. and 8 a.m., local time, Monday through Friday, and up to 24-hours per day on weekends and holidays. Most of our customers do not currently contract for all of the hours of coverage that we are able to provide. Through our sales and marketing efforts, we will seek to convince these customers to use additional hours of coverage during these time periods.

•	Expand our service offering. Our centralized approach enables us to expand the hours of coverage that we make available to our customers. We intend to expand our hours of coverage beyond our current offerings. In addition, we intend to expand our services to include the provision of primary, not just preliminary, reads of radiological images. For example, we have a contract with U.S. Department of Veterans Affairs hospitals located in New York and New Jersey to provide primary reads to those hospitals.

•	Pursue strategic acquisitions. We regularly consider, and intend to continue to pursue, strategic acquisitions that are complementary to our business or offer us other strategic benefits, such as broadening our service offerings, expanding our technology platform or strengthening our position in existing markets. For example, in November 2004, we acquired DayHawk Radiology Services, LLC, a teleradiology service provider, primarily to facilitate the expansion of our service hours. Also, in September 2005, we acquired American Teleradiology Nighthawks, Inc. This acquisition provided us with a business that allows us to increase our customer base by acquiring the customer contracts previously held by ATN, and we believe will accelerate our entry into a complementary teleradiology business in which we will focus on partnering with radiologists in order to supplement the services they provide to their hospitals. We have integrated the operations of DayHawk and the off hours business of ATN into our operations and we are continuing to identify which of our operational procedures and efficiencies will integrate best with those of ATN. In addition to the benefits described above, strategic acquisitions may also facilitate our entry into other domestic or international markets.

•	Develop a market for our software technology. We believe that there may be an opportunity to market our proprietary information management technology to radiology groups in the United States and around the world. Our software is designed to optimally distribute radiological images to the appropriately licensed and privileged radiologist best able to provide the radiological interpretation in the least amount of turnaround time, enabling the radiology group to operate its practice more efficiently and effectively.

Operations

Hours of service. We primarily contract directly with radiology groups to provide off-hours radiology coverage for the hospitals that are their customers. We currently offer our off-hours services to our customers between the hours of 5 p.m. and 8 a.m., local time, Monday through Friday, and up to 24-hours per day on weekends and holidays. Our affiliated radiologists perform these off-hours reads primarily from our centralized reading facilities located in Australia and Switzerland where, due to geographic time differences, they are working during daylight hours. By locating our affiliated radiologists in Australia and Switzerland, we can provide off-hours reads in the United States during local daylight hours at our reading facilities. We also maintain a smaller reading facility in Coeur d’Alene, Idaho in order to provide daytime reads on weekends and holidays and to supplement the coverage that we provide from Australia and Switzerland.

Affiliated radiologists. As of December 31, 2005, we had 47 affiliated radiologists who were providing services for us, and an additional 13 radiologists who had entered into contracts with us but had not yet begun to provide services. We structure our relationships with our affiliated radiologists in a manner that we believe results in an independent contractor relationship, and we have no control over the radiological services or interpretations rendered by the radiologists or their independent judgment concerning the practice of medicine. We typically enter into two- or three-year professional services contracts with our affiliated radiologists. The contracts typically provide that we will make available a minimum number of hours that the radiologists can work per year and specify which of our reading facilities the radiologist will work from. In some cases, a contract will also provide that the radiologist may perform some work from the radiologist’s home in the United States. In each case, the contract is structured so that the radiologist has significant flexibility in determining, and control of, the radiologist’s work schedule.

We believe that our affiliated radiologists consider this flexibility an attractive and unique aspect of their relationship with us. Although we believe that our affiliated radiologists are satisfied with their relationships with us, due to our limited operating history, we are unable to predict our future retention rate with any certainty.

Our goal is to recruit the best radiologists in the United States and to provide them the opportunity to re-locate and work in one of our centralized reading facilities. Our current affiliated radiologists include former chief residents and fellows from Cornell University, Harvard University, New York University, Northwestern University, the University of Pennsylvania, Stanford University and Vanderbilt University. By locating our primary reading facilities in Sydney and Zurich, we believe that we are able to provide opportunities for radiologists to work in attractive, cosmopolitan cities. In addition, by utilizing a centralized approach, we offer radiologists the opportunity to work together and collaborate in a professional atmosphere intended to enhance their job satisfaction.

Our affiliated radiologists are required to hold a current license in good standing to practice medicine in each of the states from which they receive radiological images. In addition, our affiliated radiologists are required to have been granted privileges at each hospital from which those images originate. Due to these requirements, and because we were serving more than 860 hospitals as of December 31, 2005, our affiliated radiologists are licensed to practice medicine in an average of 34 states and have been granted privileges at an average of 415 hospitals.

Network and workflow. We deliver our off-hours solution through a workflow process that utilizes public network infrastructures, virtual private networks, on-site servers, and proprietary workflow technologies. Our network has been designed to be secure, scalable, efficient and redundant. The following is a description of our workflow process:

•	Requisition of interpretations. When a radiological procedure is performed on a patient, the radiology technologist at the hospital will order an interpretation by either faxing a requisition to our toll-free telephone number or sending the requisition electronically utilizing our software. The information faxed or sent electronically contains basic patient and procedural information and relevant clinical data. Upon completion of the procedure, the technologist transfers the images to us via an established virtual private network, or VPN. Upon receipt of the requisition order and images, one of our designated quality-control professionals faxes a confirmation of the receipt of the images and order to the technologist at the hospital.

•	Image transmission. We process all incoming images and patient data at one of our centralized facilities located in Sydney, Australia, Zurich, Switzerland or Coeur d’Alene, Idaho, depending on the time of day. These facilities are connected to hospitals through VPNs, which encrypt the patient and clinical data for secure delivery. Typically, the radiological images are initially transferred to the internet via the hospital’s internet service provider. The images and data then traverse the internet through standard networking infrastructure and are automatically directed to one of our reading facilities.

We have designed our networks, server infrastructure, and workflow technologies to be efficient and redundant. In the event of a network or server failure, the originating hospital has been instructed to deliver the images and data set to an assigned radiologist from our radiology group customer. As a result, our processes are intended to ensure that a radiologist is always available to perform the necessary services for the hospital and the emergency room patient.

•	Order acceptance and assignment. After the images and data sets are received at our reading facilities, they are processed for interpretation by our quality-control professionals using our proprietary workflow technology. We employ quality-control professionals who perform many of the administrative functions associated with performing radiological interpretations. These administrative tasks include ensuring the accuracy of patient information, coordinating and communicating with the emergency room and radiology department staff, ensuring the full receipt of the radiological-image data set, using our proprietary workflow solutions to distribute the images to one of our affiliated radiologists, and delivering the results back to the requesting physician.

•	Interpretation and delivery of report. After the images and data sets have been received by our quality-control professionals, the assigned radiologist interprets the images, dictates his or her findings, reviews the transcription and submits a report back to the designated quality-control professional. The quality-control professional then proofreads the radiologist’s report and transmits it back to the requesting physician. After the report has been transmitted, the quality-control professional contacts the originating hospital to confirm that the report has been received. In certain cases, the quality-control professional will verbally communicate the findings to the healthcare professional at the originating hospital.

•	Quality-assurance processes. We employ quality-assurance professionals whose primary responsibility is to serve as liaisons to our customers. Our quality-assurance professionals also process any feedback from our customers on any discrepancies between the preliminary reads by our affiliated radiologists and the primary reads by our customers’ radiologists.

Licensing and Privileging

For each hospital from which an affiliated radiologist receives radiological images, the affiliated radiologist must hold a current license in good standing to practice medicine in the state in which the hospital is located and must have been granted privileges to practice at that particular hospital. As a result, and because we were providing services to more than 860 hospitals as of December 31, 2005, we have licensed each of our affiliated radiologists in an average of 34 states and have privileged each of our affiliated radiologists at an average of 415 hospitals. By ensuring that our affiliated radiologists are licensed and privileged at many of our hospital sites, we design redundancy into our solution in order to minimize or eliminate the periods of time during which we do not have an affiliated radiologist available to provide services to a particular hospital.

The licensing procedures and requirements vary according to each state’s laws and regulations governing the issuance of medical licenses. These procedures typically include an extensive application process that covers significant aspects of the applicant’s professional and personal life. In addition, to maintain a license to practice medicine in a given state, the state will often require the physician to undergo continuing education and training and maintain minimum thresholds of medical liability insurance.

To facilitate compliance with the licensing requirements of the various states to which we provide services, we employ licensing specialists to manage the state medical license application processes for our affiliated radiologists. These state-licensing specialists perform a number of functions, including tracking expiration dates, implementing procedures to renew licenses, and tracking continuing medical education, medical liability insurance coverage and other ongoing licensing-related obligations.

As with state licensing procedures, the privileging requirements of each hospital can vary significantly. However, hospitals that are accredited under the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, are permitted to rely upon the privileging information and procedures from other JCAHO-accredited institutions. We have been a JCAHO-accredited entity since October 2003. As a result, JCAHO hospitals can accept our privileging information and procedures, which reduces the period of time before we can begin providing reads for those hospitals.

Technology and Development

Site implementation. After we enter into a contract with a new customer, our site-implementation professionals work with the technology personnel of the hospital that will provide images to us to configure a virtual private network, or VPN, connection and DICOM routing information to transfer images. Upon successful testing of the encryption and transfer of images via the VPN connection, we provide the hospital with written operating procedures that prescribe how to order a radiological interpretation, including through our proprietary online ordering system. Typically, we also conduct a telephonic, workflow training session to educate the appropriate hospital personnel about this process.

Systems and network administration. We employ information technology professionals to maintain our systems and network and to provide technical support to our customers. Our customers may contact us for technical support 24-hours per day, seven days a week.

Software development. We focus our research and development efforts on improving and enhancing our existing workflow solutions as well as on developing new solutions to enable us to more efficiently and effectively deliver our services to our customers. Our proprietary workflow solutions were developed by software engineers located in our Sydney, Australia and Milwaukee, Wisconsin offices.

Customers

Since our formation in 2001, we have secured approximately 372 radiology groups and 91 hospitals as customers. Our customer contracts typically have a one-year term that automatically renews for each successive year unless terminated by the customer or by us. Since our inception, more than 97% of our contracts that have been up for renewal have been renewed. We believe that our customer retention rate confirms the benefits that our solution provides to our customers. We do not have any one customer that represents more than 4% of our annual revenue.

Sales and Marketing

Sales. We sell our services primarily through our direct sales force comprised of 14 telesales and field sales personnel who are organized by geographic regions in the United States. Our sales professionals focus their efforts on radiology groups of all sizes in addition to imaging centers and, in some cases, directly with hospitals. In addition, we have experienced in the past, and expect to experience in the future, the acquisition of new customers as a result of communications among radiology groups. We do not pay any fees or discounts associated with customers who generate new customer leads for us.

Marketing. Our marketing objectives are to generate qualified sales leads, build our brand and raise awareness of NightHawk as the leading provider of off-hours emergency radiology services to radiology groups across the United States.

Our principal marketing initiatives include:

•	direct mail campaigns,

•	participation in, and sponsorship of, radiology conferences and trade shows, and

•	using our website to provide service and company information.

Competition

The market for off-hours radiology services is highly competitive, rapidly evolving and fragmented, and subject to changing technology and market dynamics. Our primary competitors include both large and small scale service providers, some of which have only a local or regional presence while others have a more national presence.

We believe the principal competitive factors in our market include:

•	quality of the service provided,

•	turnaround time required to complete and return interpretations,

•	reputation of service provider,

•	number of states and hospitals in which radiologists are licensed and privileged,

•	market acceptance by radiology groups and hospitals,

•	quality and reliability of service-provider technology and workflow infrastructure,

•	quality of customer support,

•	sales and marketing capabilities of the service provider,

•	financial stability of the service provider, and

•	price of services.

We believe that we compete favorably on these factors. While some of our competitors offer similar types of radiological services to those that we provide, we believe that none of them has been able to capture all of the benefits of our solution. We cannot assure you that our competitors will not offer or develop services that are more attractive than ours or that will achieve greater market acceptance.

Government Regulation and Supervision

General. The healthcare industry is highly regulated. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated radiologists, our customers and their radiologists to obtain and maintain all necessary licenses and other approvals and to operate in compliance with applicable healthcare regulations. We believe that healthcare regulations will continue to change. Therefore, we monitor developments in healthcare law and are likely to be required to modify our operations from time to time as the business and regulatory environment changes. Although we believe that we are operating in compliance with applicable federal and state laws, neither our current nor anticipated business operations has been the subject of judicial or regulatory interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

Physician licensure laws. The practice of medicine, including the practice of radiology and teleradiology, is subject to state licensure laws, regulations and approvals. Physicians who provide professional medical services to a patient via a telemedicine system must, in most instances, hold a valid license to practice medicine in the state in which the patient is located. We have established a system for ensuring that our affiliated radiologists are appropriately licensed under applicable state law.

Corporate practice of medicine; fee splitting. The laws of many states, including states in which our customers are located, prohibit us from exercising control over the medical judgments or decisions of our affiliated radiologists and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We structure our relationships with our affiliated radiologists and our customers in a manner that we believe is in compliance with prohibitions against the corporate practice of medicine and fee splitting, and in a manner that requires that our affiliated radiologists exercise complete control over their own medical judgments and decisions.

Medicare and Medicaid reimbursement programs. Professional radiology interpretation services performed from a location outside of the United States are generally not reimbursable by the Medicare program and certain state Medicaid programs. Accordingly, we do not bill Medicare or Medicaid programs for professional services performed by our affiliated radiologists located outside of the United States. Instead, our revenue is primarily derived from service fees paid to us by our customer radiology groups and hospitals. As a result, our service fees do not fluctuate or change based solely on changes in Medicare or Medicaid reimbursement levels.

Federal and state anti-kickback prohibitions. Various federal and state laws govern financial arrangements among healthcare providers. The federal anti-kickback law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or with the purpose to induce, the referral of Medicare, Medicaid, or other federal healthcare program patients, or in return for, or with the purpose to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid, or other federal healthcare programs. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce the referral of patients in private as well as government programs. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from participating in federal or state healthcare programs. We believe that we are operating in compliance with applicable federal and state anti-kickback laws and that our contractual arrangements with our customers are structured in a manner that is compliant with such laws.

Health Insurance Portability and Accountability Act of 1996. HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with individuals or entities who have been excluded from participation in the Medicare or Medicaid programs. We perform background checks on our affiliated radiologists, and do not believe that we employ or contract with any excluded individuals or entities. However, a finding that we have violated this provision of HIPAA could have a material adverse effect on our business and financial condition.

HIPAA also established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payors of healthcare services. These provisions are intended to punish some of the same conduct in the submission of claims to private payors as the Federal False Claims Act covers in connection with governmental health programs. We believe that our services have not historically been provided in a way that would place either our clients or ourselves at risk of violating the HIPAA anti-fraud statutes. We have recently entered into an agreement with a hospital that involves the indirect reimbursement of the services we provide, and we may enter into similar agreements in the future or agreements that provide for direct reimbursement of the services we provide. We could be vulnerable to prosecution under these statutes if any of our customers deliberately or recklessly submits claims that contain false, misleading or incomplete information.

In addition, the Administrative Simplification provisions of HIPAA require the promulgation of regulations establishing national standards for, among other things, certain electronic healthcare transactions, the use and disclosure of certain individually identifiable patient health information, and the security of the electronic systems maintaining this information. These are commonly known as the HIPAA transaction and code set standards, privacy standards, and security standards, respectively.

The administrative provisions of HIPAA direct the federal government to adopt national electronic standards for automated transfer of certain healthcare data among healthcare payors, plans and providers. HIPAA is designed to enable the entire healthcare industry to communicate electronic data using a single set of standards. We are a “covered entity” under HIPAA and, as such, we must operate in compliance with the electronic transaction code standards, privacy standards and security standards. Further, because we only provide treatment services to patients of our contracted radiology groups and hospitals that are either independent or jointly provided with services rendered by those entities, we do not fall within the definition of a “business associate.” A “business associate” is an entity that performs services for or on behalf of a covered entity and is required to enter into an agreement with that covered entity to comply with certain components of the HIPAA administrative simplification provisions. We have developed policies, procedures and systems for handling patient health information that we believe are in compliance with the requirements of HIPAA.

In addition to HIPAA, Australia and many U.S. states have adopted statutes and regulations that are similar to or, in some cases, more stringent than HIPAA. We believe that our operations are consistent with these statutes and regulations.

Intellectual Property

Our principal intellectual property assets include our brand and our proprietary software technology. We rely primarily on trade secret and unfair competition laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect these assets. We believe that the name “NightHawk” cannot be afforded trademark protection as it is a generic term used to describe the provision of off-hours radiology services. However, we intend to pursue all protections available, including common law claims for unfair competition practices, for improper use of the NightHawk name. We also hold the registered trademark “DayHawk,” which is used internally to represent our hours of coverage during weekends and holidays.

In addition to our trade names, we have filed one patent application covering certain aspects of our proprietary workflow technology.

We enter into confidentiality and proprietary rights agreements with our employees, affiliated radiologists, consultants and other third parties and control access to software, documentation and other proprietary information.

If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we license third-party technologies that are incorporated into some elements of our services. Licenses from third-party technologies may not continue to be available to us at a reasonable cost, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenue.

Employees and Independent Contractors

As of December 31, 2005, we had 172 employees. In addition, as of December 31, 2005, we had 47 affiliated radiologists who provide services to our customers and an additional 13 radiologists who had entered into contracts with us but had not yet begun to provide services. None of our employees is represented by a labor union. We consider our relationships with our employees and independent contractors to be good.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that we currently deem immaterial. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this report, including our consolidated financial statements and the related notes, before deciding to purchase any shares of our common stock.

Risks Related to Our Business and Industry

We have a short operating history in an emerging market, which makes it difficult to evaluate our business and prospects.

We have a short operating history in an emerging market. As a result, our current business and future prospects are difficult to evaluate. You must consider our business and prospects in light of the risks and difficulties we encounter as an early-stage company in a rapidly evolving market. Some of these risks relate to our potential inability to:

•	effectively manage our business and technology,

•	recruit and retain radiologists and other key personnel,

•	acquire additional customers,

•	successfully provide high levels of service quality as we expand the scale of our business,

•	manage rapid growth in personnel and operations,

•	effectively manage our medical liability risk,

•	develop new services that complement our existing business, and

•	successfully address the other risks described throughout this report.

We may not be able to successfully address these risks. Failure to adequately do so would harm our business and cause our operating results to suffer.

Our growth strategy depends on our ability to recruit and retain qualified radiologists and other skilled personnel. If we are unable to do so, our future growth would be limited and our business and operating results would be harmed.

Our success is dependent upon our continuing ability to recruit and retain qualified radiologists to work at our reading facilities located in Australia and Switzerland. An inability to recruit and retain radiologists would have a material adverse effect on our ability to grow and would adversely affect our results of operations. We face competition for radiologists from other healthcare providers, including radiology groups, research and academic institutions, government entities and other organizations. In addition, our affiliated radiologists are typically U.S. citizens who must obtain visas to work in Australia or Switzerland. We have worked with the government of Australia to establish a visa program and have assisted our affiliated radiologists in the visa application process with the government of Switzerland, and to date all of our professionals have successfully obtained work visas in a timely manner. However, any future inability to obtain or difficulty in obtaining work visas for our affiliated radiologists, due to changing immigration regulations or otherwise, would jeopardize our business and harm our results.

In addition to recruiting radiologists for our facilities in Australia and Switzerland, we must identify, recruit and retain skilled executive, technical, administrative, sales, marketing and operations personnel to our headquarters in Coeur d’Alene, Idaho. Competition for highly qualified and experienced personnel is intense due to the limited number of people available with the necessary skills. In addition, Coeur d’Alene has a relatively small pool of potential employees with the skills that we require, and is a small city in a relatively rural part of the country, making it difficult for us to recruit employees from larger metropolitan areas of the country. Failure to attract and retain the necessary personnel would inhibit our growth and harm our business.

The market in which we participate is competitive and we expect competition to increase in the future, which will make it more difficult for us to sell our services and may result in pricing pressure, reduced revenue and reduced market share.

The market for off-hours emergency radiology services is competitive and rapidly changing, barriers to entry are relatively low, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors offer their services at a lower price, which has resulted and will continue to result in pricing pressure. If we are unable to maintain our current pricing, our operating results could be negatively impacted. In addition, pricing pressures and increased competition could result in reduced revenue, reduced profits or the failure of our service to achieve or maintain more widespread market acceptance, any of which could harm our business.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, or if companies larger than we are enter the market through internal expansion or acquisition of one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. These competitors could have established customer relationships and greater financial, technical, sales, marketing and other resources than we do, and could be able to respond more quickly to new or emerging technologies or devote greater resources to the development, promotion and sale of their services. This competition could harm our ability to sell our services, which may lead to lower prices, reduced revenue and, ultimately, reduced market share.

If our arrangements with our affiliated radiologists or our customers are found to violate state laws prohibiting the corporate practice of medicine or fee splitting, our business, financial condition and our ability to operate in those states could be adversely impacted.

The laws of many states, including states in which our customers are located, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into agreements with our affiliated radiologists pursuant to which the radiologists render professional medical services. In addition, we enter into agreements with our customers to deliver professional radiology interpretation services in exchange for a service fee. We structure our relationships with our affiliated radiologists and our customers in a manner that we believe is in compliance with prohibitions against the corporate practice of medicine and fee splitting. While we have not received notification from any state regulatory or similar authorities asserting that we are engaged in the corporate practice of medicine or that the payment of service fees to us by our customers constitutes fee splitting, if such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our affiliated radiologists to comply with these statutes, could eliminate customers located in certain states from the market for our services, which would have a materially adverse effect on our business, financial condition and operations.

If our affiliated radiologists are characterized as employees, we would be subject to employment and withholding liabilities and may be subject to prohibitions against the corporate practice of medicine.

We structure our relationships with our affiliated radiologists in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that our affiliated radiologists are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal or foreign courts were to determine that our affiliated radiologists are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. In addition, such a determination may also result in a finding that we are engaged in the corporate practice of medicine in violation of the laws of many states. As a result, any determination that our affiliated radiologists are our employees would materially harm our business and operating results.

We have been subject to medical liability claims and may become subject to additional claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against our affiliated radiologists and us. We or our affiliated radiologists are currently subject to three medical liability claims, and, in the past, have been subject to a medical liability claim for which a settlement was paid by our insurance carrier. None of the medical liability claims to which we are currently subject has alleged a dollar amount of damages. Although we maintain medical liability insurance for ourselves and our affiliated radiologists with coverages that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards which exceed the limits of our insurance coverage. In addition, medical liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services to include primary reads. As a result, adequate medical liability insurance may not be available to our affiliated radiologists or us in the future at acceptable costs or at all.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our affiliated radiologists from our operations, which could adversely affect our operations and financial performance. In addition, any claims might adversely affect our business or reputation.

We indemnify our radiology group and hospital customers against damages or liabilities that they may incur as a result of the actions of our affiliated radiologists or us. We also indemnify some of our affiliated radiologists against medical liability claims. Our indemnification obligations are typically payable only to the extent that damages incurred are not covered by insurance.

We have also assumed and succeeded to substantially all of the obligations of some of the operations that we have acquired. Medical liability claims may be asserted against us for events that occurred prior to these acquisitions. In connection with our acquisitions, the sellers of the operations that we have acquired have agreed to indemnify us for certain claims. However, we may not be able to collect payment under these indemnity agreements, which could affect us adversely.

Our customers may terminate their agreements with us, or their agreements with the hospitals that they serve may be terminated, either of which could adversely affect our financial condition and operating results.

Our revenue is derived primarily from fee-for-service billings to our radiology group customers. Our agreements with our customers generally provide for one-year terms and automatically renew for successive one- year terms unless terminated by our customers or us upon 30 days’ prior notice. Following the first anniversary of the agreements, the agreements typically may be terminated at any time by our customers or us upon 60 days’ prior notice. Our customers may elect not to renew their contracts with us, they may seek to renegotiate the terms of their contracts or they may choose to reduce or eliminate our services in the future. If our arrangements with our customers are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent that our radiology group customers’ agreements with the hospitals that they serve are terminated, our business, financial condition and results of operations could be adversely affected.

Enforcement of federal and state laws regarding privacy and security of patient information may adversely affect our business, financial condition or operations.

The use and disclosure of certain healthcare information by healthcare providers and their business associates have come under increasing public scrutiny. Recent federal standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish rules concerning how individually-identifiable health information may be used, disclosed and protected. Historically, state law has governed confidentiality issues and HIPAA preserves these laws to the extent they are more protective of a patient’s privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions. We must operate our business in a manner that complies with all applicable laws, both federal and state and that does not jeopardize the ability of our customers to comply with all applicable laws to which they are subject. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for healthcare providers and their business associates that provide services to patients in multiple states. Because these laws and regulations are recent and few have been interpreted by government regulators or courts, our interpretations and activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forgo relationships with customers in certain states, and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or due to the theft of information by unauthorized computer programmers who penetrate our network security.

Our business could be adversely affected if additional patient privacy restrictions are imposed through federal or state legislation or regulation.

On April 14, 2005, U.S. Senator Hillary Clinton and U.S. Representative Edward Markey reintroduced legislation that, if enacted, would prohibit healthcare organizations from sharing patient information with foreign affiliates or subcontractors without first obtaining consent from patients. A similar type of provision was proposed, but was not enacted, in the 2004 California legislative session. If a provision such as this were passed, it could impede our ability to obtain service contracts with radiology group practices or hospitals, as those providers would be required to obtain patient consent prior to transmitting the patient’s information to any of our reading facilities located outside of the United States.

Changes in the regulatory environment may constrain or require us to restructure our operations, which may harm our revenue and operating results.

Healthcare laws and regulations change frequently and may change significantly in the future. We monitor legal and regulatory developments and modify our operations from time to time as the regulatory environment changes. However, we may not be able to adapt our operations to address every new regulation, and new regulations may adversely affect our business. In addition, although we believe that we are operating in compliance with applicable foreign, federal and state laws, neither our current nor anticipated business operations have been scrutinized or assessed by judicial or regulatory agencies. We cannot assure you that a review of our business by courts or regulatory authorities would not result in a determination that adversely affects our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

Our growth and our transition to a publicly-traded company could strain our personnel, management and infrastructure resources, which may harm our business.

We are currently experiencing a period of rapid growth in our headcount and operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We also anticipate that further growth will be required to address increases in the scope of our operations and size of our customer base. Our success will depend in part upon the ability of our current senior management team to manage this growth, as well as to manage the transition to a publicly-traded company effectively. None of our executive officers has previously held a senior management position at a publicly-traded company.

To effectively manage our anticipated growth, we will need to continue to improve our operational, financial and management processes and controls and our reporting systems and procedures. In addition, the additional headcount we are adding and capital investments we are making will increase our costs, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth and our transition to a publicly-traded company, our business and operating results will be harmed.

Our operating results may be subject to seasonal fluctuation, which makes our results difficult to predict and could cause our performance to fall short of quarterly expectations.

We have experienced increased demand for and revenues from our services during the second and third fiscal quarters of each year. We believe that these increases are a result of increased outdoor and transportation activities during summer months. During the first and fourth quarters of each fiscal year, when weather conditions are colder for a large portion of the United States, we have historically experienced relatively lower volumes than those experienced during the second and third quarters. We may continue to experience this or other seasonality in the future. These seasonal factors may lead to unpredictable variations in our quarterly operating results and cause the trading price of our common stock to decline.

We are exposed to foreign currency exchange risks, which could harm our business and operating results.

We maintain significant operations in Australia and Switzerland, and are exposed to adverse changes in exchange rates associated with the expenses of our operations in these countries. However, we do not currently engage in any hedging transactions to mitigate these risks. Although from time to time we review our foreign currency exposure and evaluate whether we should enter into hedging transactions, we may not adequately hedge against any future volatility in currency exchange rates and, if we engage in hedging transactions, the transactions will be based on forecasts which later may prove to be inaccurate. Any failure to hedge successfully or anticipate currency risks properly could adversely affect our operating results.

In addition, most of our affiliated radiologists live in Australia and Switzerland, but receive compensation from us in U.S. dollars. Any relative weakness in the U.S. dollar compared to the Australian dollar or Swiss franc may increase the cost of living for our affiliated radiologists and make it less attractive for our affiliated radiologists to sign or renew their service contracts with us. For instance, between December 31, 2004 and December 31, 2005 the exchange rate for the Australian Dollar fluctuated between 1.2513 AUD per 1.00 USD and 1.3820 AUD per 1.00 USD and the exchange rate for the Swiss Franc fluctuated between 1.1280 CHF per 1.00 USD and 1.3285 CHF per 1.00 USD. As a result, foreign currency exchange fluctuations may make it difficult for us to attract and retain qualified radiologists to work in our reading centers in Australia and Switzerland.

Interruptions or delays in our information systems or in network or related services provided by third-party suppliers could impair the delivery of our services and harm our business.

Our operations depend on the uninterrupted performance of our information systems, which are substantially dependent on systems provided by third parties over which we have little control. Failure to maintain reliable information systems, or disruptions in our information systems, could cause disruptions and delays in our business operations which could have a material adverse effect on our business, financial condition and results of operations.

We rely on broadband connections provided by third party suppliers to route digital images from hospitals in the United States to our facilities in Australia, Switzerland and Coeur d’Alene, Idaho. Any interruption in the availability of the network connections between the hospitals and our reading facilities would reduce our revenue and profits. Frequent or persistent interruptions in our services could cause permanent harm to our reputation and brand and could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors. Because our customers may use our services for critical healthcare services, any system failures could result in damage to our customers’ businesses and reputation. These customers could seek significant compensation from us for their losses, and our agreements with our customers do not limit the amount of compensation that they may receive. Any claim for compensation, even if unsuccessful, would likely be time-consuming and costly for us to resolve.

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, break-ins, sabotage, and acts of vandalism. In addition, the connections from hospitals to our reading facility in Australia rely on two cables that link the west coast of the United States with Australia. Despite any precautions that we may take, the occurrence of a natural disaster or other unanticipated problems at our reading facilities or in the networks that connect our reading facilities with our hospitals could result in lengthy interruptions in our services. We do not carry business interruption insurance to protect us against losses that may result from interruptions in our service as a result of system failures.

Hospital privileging requirements or physician licensure laws may limit our market, and the loss of hospital privileges or state medical licenses held by our affiliated radiologists could have a material adverse affect on our business, financial condition and results of operations.

Each of our affiliated radiologists must be granted privileges to practice at each hospital from which the radiologist receives radiological images and must hold a license in good standing to practice medicine in the state in which the hospital is located. The requirements for obtaining and maintaining hospital privileges and state medical licenses vary significantly among hospitals and states. If a hospital or state restricts or impedes the ability of physicians located outside of the United States to obtain privileges or a license to practice medicine at that hospital or in that state, the market for our services could be reduced. In addition, any loss of existing privileges or medical licenses held by our affiliated radiologists could impair our ability to serve our existing customers and have a material adverse affect on our business, financial condition and results of operations.

Changes in the healthcare industry or litigation reform could reduce the number of diagnostic radiology procedures ordered by physicians, which could result in a decline in the demand for our services, pricing pressure and decreased revenue.

Changes in the healthcare industry directed at controlling healthcare costs and perceived over-utilization of diagnostic radiology procedures could reduce the volume of radiological procedures performed. For example, in an effort to contain increasing imaging costs, some managed care organizations and private insurers are instituting pre-authorization policies which require physicians to pre-clear orders for diagnostic radiology procedures before those procedures can be performed. If pre-clearance protocols are broadly instituted throughout the healthcare industry, the volume of radiological procedures could decrease, resulting in pricing pressure and declining demand for our services. In addition, it is often alleged that many physicians order diagnostic procedures even when the procedures may have limited clinical utility in large part to establish a record for defense in the event of a medical liability claim. Changes in litigation law could reduce the number of radiological procedures ordered for this purpose and therefore reduce the total number of radiological procedures performed each year, which could harm our operating results.

We may not have adequate intellectual property rights in our brand, which could limit our ability to enforce such rights.

Our success depends in part upon our ability to market our services under the “NightHawk” brand. However, we believe that the term “NightHawk” cannot be afforded trademark protection as it is a generic term used to describe the provision of off-hours radiology services. Other than “DayHawk,” we have not secured registrations of our other marks. Other businesses may have prior rights in the brand names that we market under or in similar names, which could limit or prevent our ability to use these marks, or to prevent others from using similar marks. If we are unable to prevent others from using our brand names, or if others prohibit us from using them, our revenue could be adversely affected. Even if we are able to protect our intellectual property rights in such brands, we could incur significant costs in doing so.

Any failure to protect our intellectual property rights in our workflow technology could impair its value and our competitive advantage.

We rely heavily on our workflow technology to distribute radiological images to the appropriately licensed and privileged radiologist best able to provide the necessary clinical insight in the least amount of turnaround time. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, and our business may be harmed. We currently do not hold any patents with respect to our technology. Although we have recently filed an application for a patent covering our workflow technology, we may be unable to obtain patent protection for this technology. In addition, any patents we may obtain may be challenged by third parties. Accordingly, despite our efforts, we may be unable to prevent third parties from using or misappropriating our intellectual property.

We may in the future become subject to intellectual property rights claims, which could harm our business and operating results.

The information technology industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. If a third party asserts that our technology violates that third-party’s proprietary rights, or if a court holds that our technology violates such rights, we may be required to re-engineer our technology, obtain licenses from third parties to continue using our technology without substantial re-engineering or remove the infringing functionality or feature. In addition, we may incur substantial costs defending against any such claim. We may also become subject to damage awards, which could cause us to incur additional losses and hurt our financial position.

Monitoring potential infringement of and defending or asserting our intellectual property rights may entail significant expense. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers, particularly Dr. Paul Berger, our Chief Executive Officer and Chairman of the Board. The loss of Dr. Berger, Christopher R. Huber, our Chief Financial Officer and Vice President of Operations, or Jon D. Berger, our Vice President of Sales, Marketing and Business Development, could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock. Each of these named executives is employed on an “at-will” basis. In addition, the search for replacements could be time consuming and could distract our management team from the day-to-day operations of our business.

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

A key element of our strategy is to pursue strategic acquisitions that are complementary to our business or offer us other strategic benefits. For example, in September 2005, we acquired American Teleradiology Nighthawks, Inc., or ATN. Our acquisition of ATN, as well as other acquisitions in which we may engage, involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel,

•	diversion of financial and management resources from existing operations,

•	risk of entering new markets,

•	potential write-offs of acquired assets,

•	potential loss of key employees, and

•	inability to generate sufficient revenue to offset acquisition costs.

We may experience these difficulties as we integrate the operations of ATN, or the operations of future companies we acquire, with our operations.

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. We have only made two acquisitions to date, and our management has limited experience in completing acquisitions and integrating acquired businesses with our operations. If we fail to properly evaluate and execute acquisitions, our business and prospects may be harmed.

We may be unable to successfully expand our services beyond the off-hours emergency radiology market.

We have focused our business on providing emergency radiology services during the hours of 5:00 p.m. to 8:00 a.m. and 24-hours per day on weekends and holidays. We have recently expanded our hours of service to enter into other markets beyond the off-hours emergency radiology market. However, any efforts to expand beyond the off-hours emergency radiology market may not result in significant revenue growth for us. In addition, efforts to expand our services beyond the off-hours emergency radiology market may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, or may be resisted by our radiology group customers, which in each case may harm our business and operating results or impair our growth.

If we fail to implement and maintain an effective system of internal controls, we may not be able to report our financial results in an accurate or timely manner, prevent fraud or comply with Section 404 of the Sarbanes-Oxley Act of 2002, which may harm our business and affect the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports in a timely manner and to prevent fraud. As a private company, we had limited accounting personnel and other resources with which to design and implement our internal controls and procedures. As a result, in their audit of our fiscal 2004 financial statements, our independent auditors identified in their report to our audit committee material weaknesses relating to the adequacy and competency of our financial reporting personnel. Following receipt of our auditor’s report, we consulted with our audit committee and undertook remedial steps to address these deficiencies, including hiring additional staff and training our new and existing staff. Although our auditors did not identify material weaknesses in our internal controls in connection with their audit of our financial statements for the fiscal year ended December 31, 2005, we cannot assure you that we will maintain an effective system of internal controls in the future. Beginning with our annual report on Form 10-K for our fiscal year ending December 31, 2007, we will be required to comply with the requirement of Section 404 of the Sarbanes-Oxley Act of 2002 to include in each of our annual reports an assessment by our management of the effectiveness of our internal controls over financial reporting and a report of our independent registered public accounting firm addressing these assessments. If we fail to adequately staff our accounting and finance function to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or fail to maintain adequate internal controls, any resulting material weakness in internal controls could prevent our management from concluding the internal controls are effective and impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements in a timely manner or prevent fraud may negatively affect the trading price of our stock or result in stockholder litigation.

We may be unable to enforce non-compete agreements with our affiliated radiologists.

Our independent contractor agreements with our affiliated radiologists typically provide that the radiologists may not compete with us for a period of time, typically one year, after the agreements terminate. These covenants not to compete are enforceable to varying degrees from jurisdiction to jurisdiction. In most jurisdictions, a covenant not to compete will be enforced only to the extent that it is necessary to protect the legitimate business interest of the party seeking enforcement, that it does not unreasonably restrain the party against whom enforcement is sought and that it is not contrary to the public interest. This determination is made based upon all the facts and circumstances of the specific case at the time enforcement is sought. It is unclear whether our interests will be viewed by courts as the type of protected business interest that would permit us to enforce a non-competition covenant against the radiologists. Since our success depends in substantial part on our ability to preserve the business of our affiliated radiologists, a determination that these provisions are not enforceable could have a material adverse effect on us.

Enforcement of state and federal anti-kickback laws may adversely affect our business, financial condition or operations.

Various federal and state laws govern financial arrangements among healthcare providers. The federal anti-kickback law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or with the purpose to induce, the referral of Medicare, Medicaid, or other federal healthcare program patients, or in return for, or with the purpose to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid, or other federal healthcare programs. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce the referral of patients in private as well as government programs. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from participating in federal or state healthcare programs. We believe that we are operating in compliance with applicable law and believe that our arrangements with providers would not be found to violate the anti-kickback laws. However, these laws could be interpreted in a manner inconsistent with our operations.

Because our customers submit claims to the Medicare program based on the services we provide, it is possible that a lawsuit could be brought against us or our customers under the federal False Claims Act, and the outcome of any such lawsuit could have a material adverse effect on our business, financial condition and operations.

The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The government has taken the position that claims presented in violation of the federal anti-kickback law may be considered a violation of the Federal False Claims Act. The Federal False Claims Act further provides that a lawsuit brought under that act may be initiated in the name of the United States by an individual who was the original source of the allegations, known as the relator. Actions brought under the Federal False Claims Act are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government and the court. Therefore, it is possible that lawsuits have been filed against us that we are unaware of or which we have been ordered by the court not to discuss until the court lifts the seal from the case. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. We believe that we are operating in compliance with the Medicare rules and regulations, and thus, the Federal False Claims Act. However, if we were found to have violated certain rules and regulations and, as a result, submitted or caused our customers to submit allegedly false claims, any sanctions imposed under the Federal False Claims Act could result in substantial fines and penalties or exclusion from participation in federal and state healthcare programs which could have a material adverse effect on our business and financial condition.

Our business could be materially affected if a U.S. Department of Health & Human Services Office of Inspector General, or HHS-OIG, study results in a recommendation that Medicare only pay for interpretations performed contemporaneously in an emergency room setting.

In its Fiscal Year 2004 Work Plan, the HHS-OIG indicated that it would conduct a study and issue a report assessing the appropriateness of Medicare billings for diagnostic tests performed in hospital emergency rooms. Part of the assessment will include a determination as to whether the tests were interpreted contemporaneously with the patient’s treatment. It is possible that in the final report, the HHS-OIG could recommend to the Medicare program that it change its reimbursement rules to clearly indicate that Medicare will only pay for interpretations performed contemporaneously with the patient’s treatment by a physician located within the United States. If the HHS-OIG makes such a recommendation, it could adversely impact our business, financial condition and operations.

The trading price of our common stock may be volatile.

The trading prices of many newly publicly-traded companies are highly volatile, particularly companies such as ours that have limited operating histories. Accordingly, the trading price of our common stock may be subject to wide fluctuations. Factors affecting the trading price of our common stock will include:

•	variations in our operating results,

•	announcements of new services, strategic alliances or significant agreements by us or by our competitors,

•	recruitment or departure of key personnel,

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that follow our common stock, and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

In addition, if the market for healthcare stocks or healthcare services or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

Failure to comply with the Nasdaq’s requirements regarding the composition of our board of directors and audit committee could result in the delisting of our common stock from the Nasdaq National Market and adversely affect the market for our common stock.

In order for our common stock to continue to be listed on the Nasdaq National Market, we must comply with listing standards regarding the independence of our board of directors and members of our audit committee. In particular, the Nasdaq’s rules require that a majority of our directors and all of the members of our audit committee be “independent,” as defined under the Nasdaq’s rules, by no later than the first anniversary following the closing of our initial public offering. We do not currently meet these requirements, as only three of our seven directors and two of our three audit committee members currently satisfy the standards for independence under the Nasdaq’s rules. Compliance with the Nasdaq’s listing requirements will require us to increase the number of independent directors on our board of directors and audit committee, seek the resignation of directors who are not independent, or some combination thereof. If we are unable to change the composition of our board of directors and our audit committee to comply with these requirements, our common stock may be delisted from the Nasdaq National Market and the liquidity and trading price of common stock may be adversely affected.

If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the availability of research and reports that third-party industry or financial analysts publish about us. There are many large, publicly-traded companies active in the healthcare services industry, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up agreements (which may be extended by up to 34 days under certain conditions) and other legal restrictions on resale discussed in this prospectus lapse, the trading price of our common stock could decline. Based on shares outstanding as of March 1, 2006, we have outstanding 29,809,571 shares of common stock. Of these shares, only the 7,245,000 shares of common stock sold in our initial public offering is freely tradable, without restriction, in the public market as of the date of this annual report. Morgan Stanley & Co. Incorporated may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

After the lock-up agreements pertaining to our initial public offering expire, up to an additional 23,194,292 shares will be immediately eligible for sale in the public market, 19,378,657 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, the 1,723,590 shares that are subject to options outstanding as of December 31, 2005 under our 2004 Stock Plan and the 1,600,000 shares reserved for future issuance under our 2006 Equity Incentive Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own approximately 61% of our common stock outstanding. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Provisions in our certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time,

•	provide that directors may only be removed “for cause,”

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt,

•	eliminate the ability of our stockholders to call special meetings of stockholders,

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders,

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws, and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our executive offices and principal office for marketing, sales and administration occupy approximately 11,825 square feet in Coeur d’Alene, Idaho under leases that expire in July and September 2006. In October 2005, we entered into an operating lease for office space in Coeur d’Alene, Idaho that will replace our current office space used for our corporate headquarters. We anticipate occupying this office space beginning in December 2007. Our reading facility and support staff operations in Sydney, Australia occupy approximately 8,700 square feet under three subleases that expire in October 2008. Our reading facility and support staff operations in Zurich, Switzerland occupy approximately 8,000 square feet under leases that expire in August 2009 and November 2010. Our office for information technology development occupies approximately 3,150 square feet in Milwaukee, Wisconsin under a lease that expires in February 2007. Our lease in Lafayette, Louisiana was terminated as of February 2006. Our Roanoke, Virginia office occupies approximately 2,900 square feet under a lease that expires in December 2006. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3. Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of our business activities. We are currently subject to three medical malpractice claims and, in the past, have been subject to a malpractice claim for which a settlement was paid by our insurance carrier. We maintain insurance policies with coverages that we believe are appropriate in light of the risks attendant to our business, and believe that the resolution of the current claims will not have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount of damages resulting from a current or future claim, an unfavorable resolution of a claim could materially affect our future results of operations, cash flows or financial position.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock has been traded on the Nasdaq National Market under the symbol “NHWK” since February 9, 2006, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market.

	High	Low
Period:
February 9, 2006 through March 1, 2006	$26.35	$18.01

Holders

On March 1, 2006, the last reported sale price for our common stock on the Nasdaq National Market was $23.10 per share. As of March 1, 2006, there were approximately 45 holders of record of our common stock.

Dividends

In September 2005, our board of directors declared a special dividend of $20 million, funded with a term loan facility with Comerica Bank. Of the $20 million special dividend, $13 million was distributed to the holders of our common stock and redeemable preferred stock in September 2005, with the remaining $7 million distributed to the holders of our common stock and redeemable preferred stock immediately prior to our initial public offering in February 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Except for the special distributions noted above, we have never declared or paid any cash dividend on our capital stock. We currently intend to retain future earnings and do not expect to pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Since our inception in March 2004, we have issued unregistered securities to a limited number of persons as described below.

1. In March 2004, we issued 16,714,286 shares of common stock to three accredited investors. The consideration for each transaction was the surrender to us of all management units owned and held by each investor in Nighthawk Radiology Services, LLC. These transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) and Regulation D based on the status of each of the investors as accredited under Rule 501.

2. In March 2004, we issued 6,500,003 shares of redeemable preferred stock for $2.00 per share and $12 million in subordinated promissory notes to six accredited investors. These transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) and Regulation D based on the status of each of the investors as accredited under Rule 501.

3. In June 2004, in connection with consulting services, we issued 638,876 shares of common stock to an accredited investor. This transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) and Regulation D based on the status of the investor as accredited under Rule 501.

4. In November 2004, in connection with consulting services, we issued 1,007,500 shares of common stock to an accredited investor. This transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) and Regulation D based on the status of the investor as accredited under Rule 501.

5. In November 2004, we issued 480,000 shares of our common stock to an accredited investor. The consideration for this transaction was the surrender to us of all the membership units owned and held by the investor in DayHawk Radiology Services, LLC. This transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) and Regulation D based on the status of the investor as accredited under Rule 501.

6. In September 2005, in connection with our acquisition of American Teleradiology Nighthawks, Inc, we issued 315,279 shares of our common stock to twenty-one investors in exchange for all of the outstanding shares of common stock of American Teleradiology NightHawks, Inc. This transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) and Regulation D.

7. Since our inception, we have issued an aggregate 1,948,409 options to purchase our common stock to employees, directors, and consultants with exercise prices ranging from $1.53 to $23.05 per share. These transactions were exempt from the registration requirements of the Securities Act by virtue of Rule 701.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the registrant believes each transaction was exempt from the registration requirements of the Securities Act as stated above. The recipients of securities in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients either received adequate information about the registrant or had access, through their relationships with the registrant, to such information.

Use of Proceeds

On February 8, 2006, a registration statement (Registration No. 333-128820) relating to our initial public offering of our common stock was declared effective by the Securities and Exchange Commission. Under this registration statement, we registered the issuance of 5,800,000 shares of our common stock, and another 1,445,000 shares of our common stock sold by certain selling stockholders. All 7,245,000 shares of common stock issued pursuant to the registration statement, including the 1,445,000 shares sold by the selling stockholders, were sold at a price to the public of $16.00 per share. The offering closed on February 14, 2006. The managing underwriters were Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Piper Jaffray & Co., SG Cowen & Co., LLC and Montgomery & Co., LLC.

The offering did not terminate until after the sale of all of the shares registered on the registration statement. The aggregate gross proceeds from the shares of common stock sold by us were $92.8 million. The aggregate net proceeds to us from the offering were approximately $84.3 million, after deducting an aggregate of $6.5 million in underwriting discounts and commissions paid to the underwriters and approximately $2.0 million in other expenses incurred in connection with the offering. Of these net proceeds, we used approximately $30.1 million to repay outstanding debt and interest. We invested the remaining portion of our net proceeds in investment-grade, interest bearing instruments, pending their use for general corporate purposes, including for further development and expansion of our service offerings to support radiologists and their practices as well as for possible acquisitions of complementary businesses, technologies or other assets.

Equity Compensation Plan Information

Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the fiscal years ended December 31, 2003, 2004 and 2005 and the consolidated balance sheet data as of December 31, 2004 and 2005 were derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations for the fiscal year ended December 31, 2003 and the consolidated balance sheet data as of December 31, 2002 and 2003 was derived from our audited consolidated financial statements not included in this report. The consolidated statement of operations data for the fiscal year ended December 31, 2001 and the consolidated balance sheet data as of December 31, 2001 were derived from our unaudited consolidated financial statements. The unaudited consolidated financial statements were, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements and include, in the opinion of management, all adjustments necessary for the fair presentation of the financial information contained in those statements. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	For the Years Ended December 31,
	2001 (1)	2002	2003	2004	2005
Consolidated Statements of Operations data:
Service revenue	$38,355	$4,666,645	$16,216,322	$39,283,002	$64,061,528
Operating costs and expenses (2):
Professional services	219,464	1,941,452	6,417,803	15,049,399	22,401,184
Sales, general and administrative	367,840	1,624,654	4,862,452	11,991,386	22,988,027
Depreciation and amortization	9,392	59,063	175,780	528,126	1,350,536

Total operating costs and expenses	596,696	3,625,169	11,456,035	27,568,911	46,739,747

Operating income (loss)	(558,341)	1,041,476	4,760,287	11,714,091	17,321,781
Other income (expense):
Interest expense	(7,312)	(40,072)	(6,915)	(880,671)	(1,178,323)
Interest income	—	—	3,927	40,835	67,072
Other, net	—	(3,001)	28,266	(28,953)	(51,147)
Change in fair value of redeemable preferred stock conversion feature	—	—	—	(3,857,500)	(39,728,473)

Total other income (expense)	(7,312)	(43,073)	25,278	(4,726,289)	(40,890,871)

Income (loss) before income taxes	(565,653)	998,403	4,785,565	6,987,802	(23,569,090)
Income tax expense	—	—	—	3,662,563	6,391,302

Net income (loss)	(565,653)	998,403	4,785,565	3,325,239	(29,960,392)
Redeemable preferred stock accretion	—	—	—	(764,742)	(1,062,451)
Preferred dividends	—	—	—	—	(5,486,555)

Net income (loss) applicable to common stockholders	$(565,653)	$998,403	$4,785,565	$2,560,497	$(36,509,398)

Earnings (loss) per common share:
Basic	$(.01)	$.02	$.10	$.11	$(2.11)
Diluted	$(.01)	$.02	$.10	$.11	$(2.11)
Weighted averages of common shares outstanding (3):
Basic	49,732,156	49,732,156	49,732,156	24,196,437	17,273,970
Diluted	49,732,156	49,732,156	49,732,156	24,196,437	17,273,970

	As of December 31,
	2001	2002	2003	2004	2005
Consolidated Balance Sheet data:
Cash and cash equivalents	$7,824	$53,269	$2,184,120	$5,813,861	$12,610,487
Working capital (4)	(676,478)	267,248	4,350,332	4,165,078	3,756,024
Total current assets	66,299	999,005	5,267,631	12,226,876	25,280,023
Total long-term debt (including current portion)	—	—	—	12,000,000	24,003,429
Total liabilities	701,797	731,757	917,299	23,468,421	85,183,990
Total stockholders’ equity (deficit)	(565,653)	695,515	5,634,130	(22,708,950)	(78,161,397)

Dividend information:
Cash dividends paid per common and preferred share	—	—	—	—	$0.549
Cash dividends declared but not yet paid per common and preferred share	—	—	—	—	$0.295

(1)	Nighthawk Radiology Services, LLC was founded in August 2001.
(2)	Includes the non-cash stock-based compensation charges set forth in the following table (which amounts include a non-recurring, non-cash professional services charge of approximately $1.5 million in 2004 associated with the issuance of shares of our common stock to one of our affiliated radiologists and a non-recurring, non-cash sales, general and administrative charge of approximately $2.9 million in 2005 associated with the full acceleration of shares of common stock held by a member of our board of directors).

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(unaudited)
Professional services
Non-cash stock-based compensation	$—	$262,765	$653,050	$1,544,781	$916,170
Sales, general and administrative
Non-cash stock-based compensation	—	—	—	144,822	3,273,018

Total non-cash stock-based compensation	$—	$262,765	$653,050	$1,689,603	$4,189,188

(3)	The weighted average shares of common stock outstanding for the years ended December 31, 2001, 2002, 2003 and 2004, are based on the assumed conversion of LLC units into common stock at the beginning of 2001 based on the conversion ratio from the recapitalization transaction.
(4)	Defined as current assets minus current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this report.

Overview

We believe that we are the leading provider of off-hours, emergency radiology services to radiology groups and hospitals across the United States. Our team of American Board of Radiology-certified, U.S. state-licensed and hospital-privileged radiologists uses our proprietary workflow technology to provide radiological interpretations to our customers in the United States primarily from centralized reading facilities located in Sydney, Australia and Zurich, Switzerland. The interpretations that we currently provide consist primarily of preliminary diagnoses of emergency trauma and non-traumatic emergency conditions.

Nighthawk Radiology Services, LLC, an Idaho limited liability company, was founded in August 2001 and began providing off-hours emergency radiology services in October 2001. On March 31, 2004, our management team, along with entities affiliated with Summit Partners, consummated a series of related transactions that resulted in the creation and capitalization of NightHawk Radiology Holdings, Inc., a Delaware corporation, and its acquisition of all the outstanding membership units of Nighthawk Radiology Services, LLC. These transactions resulted in Nighthawk Radiology Services, LLC becoming a wholly-owned subsidiary of NightHawk Radiology Holdings, Inc. NightHawk Radiology Holdings, Inc. conducts its operations primarily through Nighthawk Radiology Services, LLC.

In November 2004, we acquired all of the outstanding membership units of DayHawk Radiology Services, LLC, a Delaware limited liability company. This resulted in DayHawk Radiology Services, LLC becoming our wholly-owned subsidiary. We acquired DayHawk Radiology Services, LLC, primarily for the purpose of expanding our service hours. The operations of DayHawk Radiology Services, LLC have been integrated into our operations. Historical financial statements for DayHawk Radiology Services, LLC appear elsewhere in this report.

In April 2005 and August 2005, we entered into a series of transactions with Comerica Bank that provided us a $32 million term loan facility and a $3 million revolving line of credit. In April 2005, we borrowed $12 million under the term loan facility and used the proceeds to repay all outstanding indebtedness to certain entities affiliated with Summit Partners and to repay a revolving credit facility with Silicon Valley Bank. In September 2005, we borrowed $13 million under the term loan facility and distributed the full amount as a special dividend to the holders of our common stock and redeemable preferred stock. In February 2006, we borrowed an additional $7 million under the term loan facility and distributed the full amount as another special dividend to the holders of our common stock and redeemable preferred stock. On February 14, 2006, we repaid all of this indebtedness with a portion of the proceeds of our initial public offering.

On February 8, 2006, a registration statement relating to our initial public offering of our common stock was declared effective by the Securities and Exchange Commission. Under this registration statement, we registered the issuance of 5,800,000 shares of our common stock, and another 1,445,000 shares of our common stock sold by certain selling stockholders. All 7,245,000 shares of common stock issued pursuant to the registration statement, including the 1,445,000 shares sold by the selling stockholders, were sold at a price to the public of $16.00 per share. See “Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds.”

Executive Summary and Highlights

Recent Acquisition

On September 30, 2005, we acquired American Teleradiology Nighthawks, Inc., or ATN. We regard the ATN acquisition as an acquisition of two distinct businesses: an off-hours teleradiology business that is supplemental to our current business, and an early-stage business that will focus on partnering with radiologists in order to supplement the services they provide to their hospitals. The consideration to the ATN stockholders in connection with the acquisition is based primarily upon the future financial performance of these two businesses. Specifically, the consideration to the stockholders of ATN consists of:

•	315,279 shares of our common stock issued at the completion of the acquisition,

•	additional shares of our common stock that may be issued in an amount equal to (a) the quotient obtained by dividing (i) revenue generated by the off-hours teleradiology business from ATN customers during the twelve month period ending September 30, 2006 by (ii) $12.69, which was the value per share of our common stock on the date of completion of the acquisition (as agreed by the parties) minus (b) 315,279, which was the number of shares of our common stock issued to the stockholders of ATN at the completion of the acquisition, and

•	additional shares of our common stock that may be issued in an amount equal to the sum of (a) the quotient obtained by dividing (i) earnings before interest, taxes, depreciation and amortization, or EBITDA, generated by the group partnering business during the twelve month period ending March 31, 2007 by (ii) $12.69, which was the value per share of our common stock on the date of completion of the acquisition (as agreed by the parties), plus (b) the quotient obtained by dividing (A) three times (3x) the EBITDA amount described in clause (i) by (B) the fair market value of our common stock, determined on a per share basis, on March 31, 2007.

The number of additional shares of our common stock which may be paid based on the future financial performance of ATN is currently not determinable, as the earnout formulas do not contain any minimum or maximum limitation with respect to the number of shares of common stock, if any, to be issued. Historical financial statements for ATN appear elsewhere in this report.

The 315,279 shares of common stock that were issued at the completion of the acquisition were recorded at par value as common stock with additional amounts up to fair value recorded as “Additional Paid-In Capital.” The shares that may be issued as a result of the future financial performance of ATN are considered contingent consideration and will be recorded in a similar manner upon issuance, if any.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this report. Although we believe that our judgments and estimates are appropriate, actual results may differ from those estimates.

We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical management judgment and estimates about matters that are uncertain:

•	revenue recognition and allowance for doubtful accounts,

•	accounting for redeemable preferred stock,

•	stock-based compensation,

•	use of estimates,

•	long-lived assets including goodwill and other acquired intangible assets, and

•	income taxes.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future results of operations or financial condition.

Revenue Recognition and Allowance for Doubtful Accounts

We enter into services contracts with our customers. These contracts typically have a one year term, and automatically renew for each successive year unless terminated by the customer or by us. The amount we charge for our radiology services varies by customer based on a number of factors, including the hours of coverage we provide for the customer, the number of reads we provide to the customer and the technical and administrative services we provide to the customer. We recognize revenue when we have satisfied all of our significant contractual obligations to our customers and we determine that the collection of the resulting receivable is reasonably assured. Revenue from services is recognized in the fiscal month in which the radiological interpretation is complete and forwarded to the customer. We review our historical collection experience on a quarterly basis to determine the necessity of a provision for doubtful accounts. As of December 31, 2005, we had reserved $312,000 for doubtful accounts and sales credits based on our estimate of the collectibility of outstanding receivables as of that date.

Accounting for Redeemable Preferred Stock

We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We record derivative financial instruments as assets or liabilities in our consolidated balance sheets, measured at fair value. We record the change in fair value of such instruments as non-cash gains or losses in our consolidated statements of operations. We do not enter into derivative contracts for trading purposes.

On March 31, 2004, in connection with the organization and capitalization of NightHawk Radiology Holdings, Inc., we issued 6,500,003 shares of redeemable preferred stock for a total consideration of $13 million. Each share of redeemable preferred stock is convertible, at the option of the holder, into one share of common stock. The conversion feature of the redeemable preferred stock is considered an embedded derivative under the provisions of SFAS No. 133, and accordingly is accounted for separately from the redeemable preferred stock. We determined the fair value of the redeemable preferred stock conversion feature based upon the fair value of the underlying common stock. On the date of issuance, the estimated fair value of the conversion feature was $1,670,277 which was recorded as a liability on the date of issuance, thus reducing the recorded value of the redeemable preferred stock to $11,329,723. At each balance sheet date, we adjust the carrying value of the embedded derivative to estimated fair value and recognize the change in such estimated value in our consolidated statements of operations.

We also classify the redeemable preferred stock as mezzanine equity. As such, we accrete the carrying value of such stock to its redemption value using the effective interest method through the redemption period. In addition, the redeemable preferred stock has accrued dividends since the date of issuance. We recognize these two types of accretion of redeemable preferred stock in our consolidated statement of operations as a decrease in net income available to common stockholders.

At the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock. As a result, beginning at the closing of the initial public offering we will not record any additional expenses associated with the change in fair value of the conversion feature. The amount reported as fair value of the redeemable preferred stock conversion feature will be reclassified to additional paid-in capital in the equity section of the balance sheet. Also, the rights of the holders of redeemable preferred stock to receive accrued dividends or to exercise redemption rights terminated. As a result, the accretion of redeemable preferred stock also terminated. These amounts will be reclassified to stockholders’ equity.

Stock-Based Compensation

Physician Stock-Based Compensation. We record stock-based compensation expense in connection with any grant of stock options, warrants or other issuance of shares of common stock to our affiliated radiologists. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to our affiliated radiologists in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS No. 148) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18), by determining the fair value using a Black-Scholes model. See “—Recent Accounting Pronouncements.” We calculate the stock-based compensation expense related to the issuance of common stock to our affiliated radiologists based on the fair value of common stock at the date the shares are issued. Stock-based compensation to our affiliated radiologists is included in professional services expense. In accordance with EITF No. 96-18, because our radiologists are treated as independent contractors and not as employees, we calculate the stock-based compensation expense related to the issuance of common stock to our affiliated radiologists by determining the fair value of the option at the end of each period and recording the increase in value of the option as an expense during such period. If the price of our common stock increases over a given period, this accounting treatment results in compensation expense that exceeds the expense we would have recorded if these individuals were employees.

Non-Physician Stock-Based Compensation. We also record stock-based compensation expense in connection with any grant of stock options, warrants or other issuance of shares of common stock to employees, directors and non-physician contractors. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to our employees and directors in accordance with SFAS No. 123 and SFAS No. 148 by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to the issuance of common stock to our employees, directors and non-physician contractors based on the fair value of common stock on the date the shares are issued. Stock-based compensation to employees and non-physician contractors is included in sales, general and administrative expense.

Determination of Fair Value of our Stock Options. As indicated above, we record stock-based compensation expense associated with our stock options in accordance with SFAS No. 123, SFAS No. 148, and EITF No. 96-18, as applicable, which require us to calculate the expense associated with our stock options by determining the fair value of the options. To determine the fair value of our stock options, the Company uses a Black-Scholes model which takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option, as measured on the date of grant (or at each reporting date for grants to non-employees that require future service), and an estimation of the volatility of the common stock underlying the stock option.

Use of Estimates

On an ongoing basis, we evaluate our estimates relating to the items described below. We generally base our estimates on our historical experience (which is limited) and on various other assumptions that we believe to be reasonable along with the guidance provided by Statement of Financial Accounting Standard, or SFAS, No. 5, Accounting for Contingencies, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Accounts receivable allowance. We monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In estimating the reserve, we evaluate the collectibility of our accounts receivable from a specific customer when we become aware of circumstances that may impair the customer’s ability to meet its financial obligations and record an allowance against amounts due. To date, we have not experienced any material difficulties in collecting payments from our customers and only began maintaining a reserve for customer nonpayment during 2005. We believe that the potential aggregate amount of nonpayment by our customers is limited in part by the frequency of our billing cycle and the ease with which we may discontinue service to customers during periods of nonpayment. However, actual future losses from uncollectible accounts may differ from our estimates due to our limited experience in establishing reserves for nonpayment, our limited history of noncollection and the difficulty in predicting the future payment practices of a large number of customers.

Fair value of redeemable preferred stock conversion feature. Prior to the date of our initial public offering, our estimates of the fair value of our redeemable preferred stock conversion feature were determined by management with the assistance of an independent valuation specialist. However, because our outstanding redeemable preferred stock converted into common stock at the closing of our initial public offering, we will not record any additional charges associated with the change in fair value of the conversion feature after such date. As a result, since the closing of our initial public offering, we are no longer required to make these estimates.

Loss contingency for medical liability claims. We record a loss contingency for a medical liability claim in the month in which we deem such liability to be probable. Our determination of the probability of the liability is based upon a review of the claim by our executive staff, legal counsel and insurance carrier. Upon the determination that the liability is probable, we record a loss contingency for the claim up to the amount of the deductible specified in our medical liability insurance policy. To date, we have not experienced any liabilities for claims that were in excess of our prior loss contingency estimates for such claims. However, actual future losses from medical liability claims may differ from our estimates to the extent that we suffer an adverse determination for a claim that we did not deem the liability probable, did not record a loss contingency up to the maximum amount of our insurance deductible, or do not have insurance coverage.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The value of goodwill and intangible assets is stated at the lower of cost or fair value. Goodwill is not subject to amortization; however it is subject to periodic impairment assessments. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we are required to perform at least an annual impairment test and to consider other indicators that may arise throughout the year to re-evaluate carrying value. Some factors we consider important, which could trigger an interim impairment review, include:

•	significant underperformance relative to historical or projected future operating results,

•	significant changes in the manner of our use of acquired assets or the strategy for our overall business, and

•	significant negative industry or economic trends.

If we determine through the impairment review process that goodwill or intangible assets have been impaired, we reduce goodwill and intangible assets by recording an impairment charge in our consolidated statement of operations in an amount equal to the amount that book value exceeds fair value at the date impairment is determined. We perform our annual impairment test in the last quarter of each fiscal year. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives. We amortize our acquired intangible assets with definite lives over periods ranging from seven months to ten years.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires impairment losses to be recognized for long-lived assets through operations when indicators of impairment exist and the underlying cash flows are not sufficient to support the assets’ carrying value. In addition, SFAS No. 144 requires that a long- lived asset (disposal group) to be sold that meets certain recognition criteria be classified as “held for sale” and measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also requires that a long- lived asset subject to closure (abandonment) before the end of its previously estimated useful life continue to be classified as “held and used” until disposal, with depreciation estimates revised to reflect the use of the asset over its shortened useful life.

We regularly evaluate the carrying value of intangible and long-lived assets for events or changes in circumstances that indicate that the carrying amount may not be recoverable or that the remaining estimated useful life should be changed. Potential indicators of impairment can include, but are not limited to (1) history of operating losses or expected future losses, (2) significant adverse change in legal factors, (3) changes in the extent or manner in which the assets are used, (4) current expectations to dispose of the assets by sale or other means, and (5) reductions or expected reductions of cash flow. If we determine there is an indication of impairment, we compare undiscounted net cash flows to the carrying value of the respective asset. If the carrying value exceeds the undiscounted net cash flows, we perform an impairment calculation using discounted cash flows, valuation analyses from independent valuation specialists or comparisons to recent sales or purchase transactions to determine estimated fair value.

Income Taxes

As a limited liability company, or LLC, for all periods from inception through March 31, 2004, we were not subject to federal income taxes directly. Rather, the LLC members were subject to federal income taxation based on their respective allocation of the LLC’s net taxable income or loss.

Since our recapitalization, we have recognized income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Developing our provision for income taxes, including our effective tax rate, and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowances we deem necessary to value deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

How We Generate Revenue

We generate substantially all of our revenue from the radiology services that we provide our customers. We typically provide these services pursuant to one-year services contracts that automatically renew for each successive year unless terminated by the customer or by us. The amount we charge for our radiology services varies by customer based upon a number of factors, including the hours of coverage we provide for the customer, the number of reads we provide to the customer and the technical and administrative services we provide to the customer.

We recognize revenue generated by our services during the month in which services are provided and we bill our customers at the beginning of the following month. Because the invoices are paid directly by our customers, we do not currently depend upon payment by third-party payors or patients.

Since our first full year of operations, we have experienced significant revenue growth, from $4.7 million in 2002 to $16.2 million in 2003 to $39.3 million in 2004 and to $64.1 million in 2005. This growth in service revenue resulted primarily from:

•	an increase in our customer base,

•	an increase in utilization of our service by our customers,

•	an expansion of our service hours, and

•	a high customer retention rate.

As of December 31, 2005, our affiliated radiologists provided services to 463 customers serving 860 hospitals. The total number of hospitals we cover represents approximately 15% of all hospitals in the United States. Most of our customers do not currently contract for all of the hours of coverage that we are able to provide.

Our Operating Expenses

Our operating expenses consist primarily of professional services expense, sales, general and administrative expense, interest expense and income tax expense. We record stock compensation expense in connection with equity issuances to our affiliated radiologists (which we refer to as physician stock-based compensation) and in connection with equity issuances to our employees, directors and non-physician contractors (which we refer to as non-physician stock-based compensation). In our consolidated statement of income, we present our physician stock-based compensation expense as part of our professional services expenses and our non-physician stock-based compensation as part of our sales, general and administrative expense.

Professional Services Expense. Our professional services expense consists primarily of the fees we pay to our affiliated radiologists for their services (which we refer to as physician compensation), physician stock-based compensation, the premiums we pay for medical liability insurance and medical liability loss contingency expense. Our affiliated radiologists are highly trained professionals and we compensate them accordingly. As a result, physician compensation is our most significant expense. We structure our relationships with our affiliated radiologists such that they have control over the number of hours that they work. We compensate our affiliated radiologists using a formula that is generally based upon the number of hours worked and the workload completed, and we also provide discretionary bonuses. We recognize physician compensation expense in the month in which the services are performed. We recognize expenses associated with medical liability premiums in the month in which the expense is incurred. We record medical liability loss contingency expense in the month in which we deem such liability to be probable.

Physician Stock-Based Compensation Expense. We record physician stock-based compensation expense in connection with any grant of stock options, warrants or other issuance of shares of our common stock to our affiliated radiologists and present this expense in our consolidated statements of operations as part of our professional services expense. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to affiliated radiologists in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS No. 148) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18), by determining the fair value using a Black-Scholes model. See “—Recent Accounting Pronouncements.” We calculate the stock-based compensation expense related to issuance of common stock to our affiliated radiologists based on the fair value of common stock at the date the shares were issued. In accordance with EITF No. 96-18, because our radiologists are treated as independent contractors and not as employees, we calculate the stock-based compensation expense related to issuance of common stock to our affiliated radiologists by determining the fair value of the option at the end of each period and record the increase in price of the option as an expense during such period. If the value of our common stock increases over a given period, this accounting treatment results in compensation expense that generally exceeds the expense we would have recorded if these individuals were employees.

Sales, General and Administrative Expense. Sales, general and administrative expense consists primarily of salaries and related expenses for all employees and non-physician contractors, non-physician stock-based compensation, information technology and telecommunications expenses, costs associated with licensing and privileging our affiliated radiologists, facilities and office-related expenses, sales and marketing expenses and other general and administrative expenses.

Non-Physician Stock-Based Compensation Expense. We record non-physician stock-based compensation expense in connection with any grant of stock options, warrants or other issuance of shares of our common stock to our employees, directors and non-physician contractors and present this expense in our consolidated statement of income as part of our sales, general and administrative expense. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to our employees, directors and non-physician contractors in accordance with SFAS No. 123 and SFAS No. 148 by determining the fair value using a Black- Scholes model. We calculate the stock-based compensation expense related to the issuance of common stock to our employees, directors and non-physician contractors based on the fair value of common stock at the date the shares were issued.

Our Non-Operating Expenses

In addition to our operating expenses, we record the following non-operating expenses.

Interest Expense. Interest expense is directly attributable to the principal amount of debt we have outstanding.

Change in Fair Value of Redeemable Preferred Stock Conversion Feature. We entered into a stockholders agreement with the holders of our Series A preferred stock pursuant to which we agreed to repurchase all or any portion of the shares of redeemable preferred stock then held by such holders at any time after seven years from the date of issuance. The redemption provision in the stockholders agreement, which terminated upon the closing of our initial public offering, provided that the repurchase price for such shares of redeemable preferred stock would be the greater of (i) the market value of the common stock issuable upon conversion of the redeemable preferred stock or (ii) the liquidation value of such shares of redeemable preferred stock (including all accrued and unpaid dividends). The conversion feature of the redeemable preferred stock was considered an embedded derivative under the provisions of SFAS No. 133, and accordingly was accounted for separately from the redeemable preferred stock. On the date of issuance, the estimated fair value of the conversion feature was $1,670,277 which was recorded as a liability on the balance sheet date on the date of issue thus reducing the recorded value of the redeemable preferred stock to $11,329,723. At each balance sheet date, we adjust the carrying value of the embedded derivative to estimated fair value and recognize the change in such estimated value in our consolidated statements of operations.

At the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock, and, as a result, we will not record any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock after such date.

Income Tax Expense. We became subject to federal income taxes upon the formation and capitalization of NightHawk Radiology Holdings, Inc. Prior to that time, we operated our business as a limited liability company and, as such, were not subject to income taxes.

Redeemable Preferred Stock Accretion. Shares of our redeemable preferred stock accrued dividends from the date of issuance until their conversion into shares of common stock at the closing of our initial public offering. The redeemable preferred stock dividends were cumulative and accrued at a rate of 6% per annum based on the sum of the liquidation value of each share of redeemable preferred stock, $2.00, plus all accumulated and unpaid dividends. Dividends accumulated at the end of each calendar quarter. In addition to accruing dividends, we also accrued the carrying amount of the redeemable preferred stock to its redemption value using the effective interest method through the redemption period. We recognized these two types of accretion of redeemable preferred stock in our consolidated statements of operations as a decrease in net income available to common stockholders.

At the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into shares of common stock and the rights of the holders of redeemable preferred stock to receive accrued dividends or to exercise redemption rights terminated. As a result, the accretion relating to our redeemable preferred stock also terminated. Subsequent to our initial public offering, these amounts will be reported within stockholders’ equity.

Trends in our Business and Results of Operations

Revenue Trends. Our business has grown rapidly since inception. This growth has been driven primarily by an increase in our customer base, an increase in utilization of our service by our customers, an expansion of our service hours, a high customer retention rate and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market. Our strategy is to expand on our position as the leading provider of off-hours emergency radiology services by:

•	targeting new customers,

•	expanding our radiology group customers’ utilization of our services as they implement coverage of additional hospitals,

•	marketing to our customers the additional available hours of coverage,

•	expanding our service offerings to include primary interpretations,

•	pursuing strategic acquisitions, and

•	developing a market for our software technology.

Our revenue has increased in absolute dollars each year since inception and our revenue growth rate has been strong. However, our revenue growth rate declined from 2004 to 2005 and will likely continue to decline as a result of the increased revenue base against which future periods will be compared. We expect that a number of our customers will implement coverage for additional hospitals as well as begin to use additional hours of our service, resulting in an overall increase in the utilization of our service by those customers.

Historically, we have seen an increase in revenues during the second and third quarters of each fiscal year, when weather conditions tend to be warmer in much of the United States. We believe these increases are a result of increased outdoor and transportation activities during summer months. During the first and fourth quarters of each fiscal year, when weather conditions are colder for a large portion of the United States, we have historically experienced relatively lower revenues than those experienced during the second and third quarters. We expect this seasonality to continue.

Trends in Physician Compensation Expense. Since inception, our physician compensation expense has increased in absolute dollars each year, primarily due to the addition of new radiologists to perform an increased workload as our business has grown. However, physician compensation expense as a percentage of revenue has decreased each year since inception primarily due to increased productivity of our affiliated radiologists as well as increased efficiency due to improvements in our workflow technology. These increases in productivity and improved efficiencies have been offset in part by an increase in the hourly compensation we pay to our affiliated radiologists. We expect that our physician compensation will continue to increase in absolute dollars as we contract with additional radiologists to meet the increasing demand for our services, as we begin to offer services that we do not currently provide, and as a result of scheduled increases in hourly compensation under our existing professional services agreements with our affiliated radiologists.

Our medical liability expense has also increased in absolute dollars each year since inception, primarily due to increases in our medical liability premiums as our business has grown. Also, in 2004, we recorded our first claims loss contingency expense associated with two currently outstanding medical liability claims. We expect our medical liability premiums and, as a result, our medical liability expenses, to continue to increase in future periods as our business grows.

Trends in Physician Stock-Based Compensation Expense. We recorded significant physician stock-based compensation expense in 2004, primarily as a result of a warrant we issued in 2003 to one of our affiliated radiologists and the related issuance of 1,007,500 fully vested shares of our common stock to the radiologist in the fourth quarter of 2004 in satisfaction of that warrant. In addition, we recorded physician stock-based compensation expense in connection with the grant of options to purchase an aggregate of 554,500 shares of our common stock to our affiliated radiologists in October and November 2004. These options were the first option grants we had made to our affiliated radiologists since inception and were granted at exercise prices equal to the fair value of our common stock on the date of grant as determined by our board of directors. As a result, we granted a relatively large number of options to our affiliated radiologists at one time, which we do not anticipate will occur again. Instead, we anticipate granting options to new radiologists as well as radiologists renewing their contracts with us at the end of their initial term. However, as a result of the accounting treatment required by SFAS No. 123 and EITF No. 96-18, we expect that our physician stock-based compensation expense will increase in future periods if we continue to issue additional grants to our radiologists and if the price of our common stock increases over such periods.

Trends in Sales, General and Administrative Expense. Our sales, general and administrative expense has increased in absolute dollars each year since inception primarily as a result of increased payroll expenses in connection with the addition of key management personnel, software development professionals and the implementation of executive and employee bonuses. We expect that these payroll expenses will continue to increase as we continue to increase headcount as our business grows. In addition to increased payroll expense, we expect that our general and administrative expense will increase in absolute dollars due to increases in telecommunications and information technology costs and licensing and privileging costs. Also, we expect that our general and administrative expense will increase in absolute dollars due to increases in legal, accounting, consulting, staffing and insurance costs associated with being a public company. Accordingly, we expect sales, general and administrative expense to increase in absolute dollars in future periods.

Trends in Non-Physician Stock-Based Compensation Expense. We recorded relatively modest non-physician stock-based compensation expense in 2004. In 2004, our non-physician stock-based compensation expense consisted primarily of an expense recorded in connection with the issuance of 638,876 unvested shares of our common stock to one of the members of our board of directors, and an expense recorded in connection with the grant of options to our employees, directors and non-physician contractors to purchase shares of our common stock. In June 2005, our board of directors agreed to accelerate the vesting of the 638,876 shares of common stock held by one of our directors which resulted in a non-physician stock-based compensation expense of approximately $2.9 million, which contributed to a relatively significant non-physician stock-based compensation expense in the first half of 2005. However, because we do not anticipate issuing any shares of our common stock other than pursuant to the grant of options to our employees, directors and non-physician contractors in the ordinary course, we expect our non-physician stock-based compensation expense to decline in periods after 2005.

Trends in Interest Expense. Our interest expense is attributable to the principal amount of debt we had outstanding in 2005. In April 2005, we entered into a loan agreement with Comerica Bank that provided us a $12 million term loan facility and a $3 million revolving line of credit. We used the proceeds from the term loan facility to repay in full all outstanding indebtedness under the promissory notes held by entities affiliated with Summit Partners and the revolving credit facility with Silicon Valley Bank. In August 2005 we amended our loan agreement with Comerica Bank to provide an additional $20 million under the term loan facility. In September 2005, we borrowed $13 million under the term loan facility and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. Immediately prior to our initial public offering, we borrowed an additional $7 million under the term loan facility and distributed the full amount as another special distribution to the holders of our common stock and redeemable preferred stock prior to the completion of our initial public offering in February 2006. We repaid all of this indebtedness on February 14, 2006 with a portion of the proceeds from our initial public offering. We do not expect to incur material interest expense in 2006.

Trends and Treatment of Redeemable Preferred Stock. Upon the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into shares of common stock and the rights of the holders of redeemable preferred stock to receive accrued dividends or to exercise redemption rights terminated. As a result, following the date of the closing of our initial public offering, we will not record any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock, and the accretion relating to our redeemable preferred stock will terminate.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of service revenue.

	Fiscal Year Ended December 31,
	2003	2004	2005
Service revenue	100%	100%	100%
Operating costs and expenses:
Professional services (1)	39	38	35
Sales, general and administrative (2)	30	31	36
Depreciation and amortization	1	1	2

Total operating costs and expenses	70	70	73

Operating income	30	30	27
Other income (expense):
Interest expense	—	(2)	(2)
Interest income	—	—	—
Other, net	—	—	—
Change in fair value of redeemable preferred stock conversion feature	—	(10)	(62)

Total other income (expense)	—	(12)	(64)

Income (loss) before income taxes	30	18	(37)
Income tax expense	—	9	10

Net income (loss)	30	9	(47)
Redeemable preferred stock accretion	—	(2)	(2)
Preferred dividends	—	—	(8)

Net income (loss) applicable to common stockholders	30%	7%	(57)%

(1)	Includes non-cash stock-based compensation expense of $653,050 for 2003, $1,544,781 (which amount includes a non-recurring, non-cash professional services expense of approximately $1.5 million associated with the issuance of shares of our common stock to one of our affiliated radiologists) for 2004, and $916,170 for 2005.
(2)	Includes non-cash stock-based compensation expense of $0 for 2003, $144,822 for 2004, and $3,273,018 (which amount includes a non-recurring, non-cash sales, general and administrative expense of approximately $2.9 million associated with the full acceleration of shares of common stock held by a member of our board of directors) for 2005.

Comparison of Fiscal Years Ended December 31, 2004 and December 31, 2005

Service Revenue

	Fiscal Year Ended December 31,		Change
	2004	2005	In Dollars	Percentage
Service revenue	$39,283,002	$64,061,528	$24,778,526	63%

The increase in service revenue from 2004 to 2005 resulted primarily from an increase in the number of our radiology group customers and their affiliated hospitals. The number of radiology group and hospital customers to which we provided service increased from 297 as of December 31, 2004 to 463 as of December 31, 2005, a 56% increase in customers. The increase in the number of our customers resulted primarily from increased market acceptance of teleradiology as a solution, an increase in the recognition by the marketplace of the quality of our service offerings, the success by our sales professionals in generating new customers, and an improvement in our ability to meet the increased demand for our service, primarily through the addition of affiliated radiologists and the expansion of our hours of service. In addition, although we are not able to accurately calculate the impact on a factor-by-factor basis due to a lack of sufficient data, our increase in service revenue during this period also resulted from an increased utilization by our customers of our hours of service and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market during this period. (For example, as of December 31, 2004, we provided service from 8 p.m. to 8 a.m. for hospitals located in the eastern time zone. As of December 31, 2005, we had expanded our service offering to 5 p.m. to 8 a.m. local time for all time zones in the continental United States as well as 24-hours per day on weekends and holidays.) We were able to provide these additional hours of coverage in part due to our acquisition of DayHawk Radiology Services, LLC as well as the establishment of an additional reading facility in Zurich, Switzerland. The increase in service revenue was offset partially by pricing pressure resulting from increased competition.

Operating Costs and Expenses

Professional Services

	Fiscal Year Ended December 31,		Change
	2004	2005	In Dollars	Percentage
Professional services (1)	$15,049,399	$22,401,184	$7,351,785	49%
Percentage of service revenue	38%	35%

(1)	Includes non-cash stock-based compensation expense of $1,544,781 for 2004 and $916,170 for 2005.

The increase in professional services expense from 2004 to 2005 resulted primarily from an increase in the number of our affiliated radiologists providing service as well as an increase in the service fees we paid to our affiliated radiologists as a result of scheduled increases in hourly compensation under the terms of the professional services agreements with our affiliated radiologists. From 2004 to 2005, we increased the number of our affiliated radiologists from 27 to 47. This increase was driven primarily by the increased demand for our services and was attributable to our ability to effectively recruit additional radiologists to meet such demand. While our professional services expense increased by 49% for the period, our professional services expense as a percentage of service revenue decreased from 38% for 2004, to 35% for 2005. The following expenses comprise our professional services expense:

•	Physician Compensation Expense. While our physician compensation expense increased from $12.7 million for 2004 to $20.5 million for 2005, a 61% increase, our physician compensation expense as a percentage of service revenue remained unchanged at 32% during that same period.

•	Medical Liability Expense. Our medical liability expense increased from approximately $792,000 for 2004 to approximately $1,009,000 for 2005, a 27% increase. Of the approximately $792,000 expense recorded in 2004, $200,000 was attributable to a claims loss contingency expense on two medical liability claims. We had no claims loss contingency expense for 2005.

•	Physician Stock-Based Compensation Expense. Physician stock-based compensation expense decreased from approximately $1,545,000 for 2004 to approximately $916,000 for 2005. The physician stock-based compensation expense recorded for 2004 resulted mostly from a warrant we had issued to one of our affiliated radiologists. In November 2004, we issued shares of our common stock in satisfaction of such warrant and, therefore, did not record any additional compensation expense related to that warrant after that time. In 2005, we recorded physician stock-based compensation expense only as a result of options granted to our affiliated radiologists. As a percentage of revenue, this expense decreased from 4% for 2004 to 1% for 2005.

Sales, General and Administrative

	Fiscal Year Ended December 31,		Change
	2004	2005	In Dollars	Percentage
Sales, general and administrative (1)	$11,991,386	$22,988,027	$10,996,641	92%
Percentage of service revenue	31%	36%

(1)	Includes non-cash stock-based compensation expense of $144,822 for 2004 and $3,273,018 for 2005.

The increase in our sales, general and administrative expense from 2004 to 2005 resulted primarily from increases in payroll expense due to increases in non-physician stock compensation as described more fully below under “Non-Physician Stock-Based Compensation Expense.” Our sales, general and administrative expense for 2005 expressed as a percentage of service revenue would have been 31% had it not been for an expense of approximately $2.9 million associated with the acceleration of vesting on shares of stock held by one of our directors. In addition, sales, general and administrative expense increased due to the following factors:

•	Payroll and Related Expense. Our sales, general and administrative headcount increased from 98 at December 31, 2004 to 172 at December 31, 2005, a 76% increase, and resulted in an increase in payroll expense from $7.1 million for 2004 to $11.8 million for 2005, a 66% increase. This increase in payroll expense resulted primarily from personnel additions in our quality control, information technology, finance, and licensing and privileging departments. Expressed as a percentage of service revenue, our sales, general and administrative payroll and related expenses were approximately 18% of service revenue for both 2004 and 2005.

•	Information Technology and Telecommunications Expense. Our non-payroll information technology and telecommunications expense increased from approximately $904,000 for 2004 to approximately $1.7 million for 2005, a 91% increase. This increase resulted primarily from continued investment in the redundancy and reliability of our network as well as increased costs associated with implementing and supporting an increased number of customer sites.

•	Facilities Expense. Our facilities and office-based expense increased from approximately $948,000 for 2004 to $1.5 million for 2005, a 62% increase. The increase in facilities and office-based expense was driven primarily by increased facilities occupancy expenses associated with office expansions in Sydney, Australia, Zurich, Switzerland, Milwaukee, Wisconsin and Coeur d’Alene, Idaho. In addition, the Company incurred a full year’s worth of lease expense from the Dayhawk acquisition and a full quarter’s worth of lease expense from the ATN acquisition.

•

Licensing and Privileging Expense. Our non-payroll licensing and privileging expense consists primarily of fees paid in connection with the state medical licenses and hospital privileges we obtain on behalf of our affiliated radiologists. Our affiliated radiologists are licensed to practice medicine in an average of 34 states and have been granted privileges at an average of 415 hospitals. As a result of our efforts to obtain these medical licenses and staff privileges for our affiliated radiologists, we incur administrative expenses as well as fees payable to the states and hospitals. Each state typically requires a fee to be paid in connection with the issuance of a medical license as well as an additional annual fee that must be paid to maintain the medical license. In addition, many hospitals have annual fees associated with the granting of medical staff privileges. Non-payroll licensing and privileging expenses increased from approximately $930,000 for 2004 to approximately $1.0 million for 2005, a 9% increase.

•	Other General and Administrative Expense. Our other general and administrative expense consists primarily of professional accounting and legal expenses. Other general and administrative expense increased from approximately $1.6 million for 2004 to approximately $3.1 million for 2005, a 98% increase. The increase in other general and administrative expense was driven primarily by increased accounting, travel and entertainment, and recruiting costs associated with additional headcount.

•	Non-Physician Stock-Based Compensation Expense. Our non-physician stock-based compensation expense increased from approximately $145,000 for 2004 to approximately $3,273,000 for 2005. This increase resulted primarily from a non-physician stock-based compensation expense of approximately $2.9 million associated with the acceleration of vesting on 638,876 shares of common stock held by one of our directors. In addition, during 2005, we granted options to purchase 489,800 shares of common stock to our employees.

Other Income (Expense)

Interest Expense

	Fiscal Year Ended December 31,		Change
	2004	2005	In Dollars	Percentage
Interest expense	$880,671	$1,178,323	$297,652	34%
Percentage of service revenue	2%	2%

The interest expense for 2004 and for 2005 consisted primarily of interest payable under outstanding promissory notes issued to certain affiliates of Summit Partners and interest payable under a $3 million revolving line of credit with Silicon Valley Bank. The aggregate principal balance of the outstanding promissory notes was approximately $9 million through April 20, 2005. The aggregate principal balance of our revolving credit facility with Silicon Valley Bank was $3 million through April 20, 2005. On April 20, 2005, we entered into a loan agreement with Comerica Bank that provided us a $12 million term loan facility and a $3 million revolving line of credit. We used the proceeds from the term loan facility to repay in full all outstanding indebtedness under the promissory notes held by entities affiliated with Summit Partners and the revolving credit facility with Silicon Valley Bank. On February 14, 2006, we repaid all of our existing indebtedness under our loan agreement with Comerica Bank.

Change in Fair Value of Redeemable Preferred Stock Conversion Feature

	Fiscal Year Ended December 31,		Change
	2004	2005	In Dollars	Percentage
Change in fair value of redeemable preferred stock conversion feature	$3,857,500	$39,728,473	$35,870,973	930%
Percentage of service revenue	10%	62%

We first issued shares of our redeemable preferred stock on March 31, 2004. The fair value of the redeemable preferred stock conversion feature was determined to be approximately $1,670,277 on March 31, 2004 and was recorded as a liability at the date of issuance, reducing the recorded value of redeemable preferred stock. From March 31, 2004 to December 31, 2004, the fair value of the redeemable preferred stock conversion feature increased from $1,670,277 at March 31, 2004 to $5,527,777 at December 31, 2004, resulting in a non-cash expense of $3,857,500 for 2004. In 2005, the fair value of the embedded conversion feature increased from $5,527,777 at December 31, 2004 to $45,256,250 at December 31, 2005, resulting in a non-cash expense of

$39,728,473. At the time of the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock, and, as a result, after such date we will not record any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock.

Income Tax Expense

	Fiscal Year Ended December 31,		Change
	2004	2005	In Dollars	Percentage
Income tax expense	$3,662,563	$6,391,302	$2,728,739	75%
Percentage of service revenue	9%	10%

We recorded an income tax expense of approximately $3.7 million for 2004 and approximately $6.4 million for 2005. Because we operated as a limited liability company during the first quarter of 2004, we were subject to federal income taxes for only the period of April 1, 2004 to December 31, 2004, resulting in a lower income tax expense as compared to the same period for 2005.

Preferred Stock Accretion

	Fiscal Year Ended December 31,		Change
	2004	2005	In Dollars	Percentage
Preferred stock accretion	$764,742	$1,062,451	$297,709	39%
Percentage of service revenue	2%	2%

The preferred stock accretion is comprised of two types of accretion based on the underlying redeemable convertible preferred stock. For 2004, the preferred stock accretion consisted of $596,570 as a result of the accretion of dividends at a daily rate of 6% per annum, and $168,171 as a result of the amortization of the carrying amount of the redeemable convertible preferred to its redemption value using the effective interest method through the redemption period. For 2005, the preferred stock accretion consisted of $834,333 as a result of the accretion of dividends at a daily rate of 6% per annum, and $228,118 as a result of the amortization of the carrying amount of the redeemable convertible preferred to its redemption value using the effective interest method through the redemption period. At the time of the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock, and, as a result, after such date we will not record any additional accretion and amortization associated with the preferred stock.

Preferred dividends

	Fiscal Year Ended December 31,		Change
	2004	2005	In Dollars	Percentage
Preferred dividends	$—	$5,486,555	$5,486,555	—%
Percentage of service revenue	—%	9%

In September 2005, we borrowed $13 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. Of this amount, approximately $5.5 million was distributed to the holders of our redeemable preferred stock. Prior to the initial public offering in February 2006, we borrowed an additional $7 million under our term loan facility with Comerica Bank and distributed the full amount as another special distribution to the holders of our common stock and redeemable preferred stock prior to the closing of the initial public offering. Of this amount, approximately $3.0 million was distributed to the holders of our redeemable preferred stock.

Comparison of Fiscal Years Ended December 31, 2003 and December 31, 2004

Service Revenue

	Fiscal Year Ended December 31,		Change
	2003	2004	In Dollars	Percentage
Service revenue	$16,216,322	$39,283,002	$23,066,680	142%

The increase in service revenue from 2003 to 2004 resulted primarily from an increase in the number of our radiology group and hospital customers. The number of radiology group and hospital customers to which we provided service increased from 165 as of December 31, 2003 to 297 as of December 31, 2004, an 80% increase. The increase in the number of our customers resulted primarily from increased market acceptance of teleradiology as a solution, an increase in the recognition by the marketplace of the quality of our service offerings, the success by our sales professionals in generating new customers, and an improvement in our ability to meet the increased demand for our service, primarily through the addition of affiliated radiologists and the expansion of our hours of service. In addition, although we are not able to accurately calculate the impact on a factor-by-factor basis due to lack of sufficient data, our increase in service revenue during this period also resulted from increased utilization by our customers of our hours of service and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market during this period. For example, as of December 31, 2003, we provided service from 8 p.m. to 8 a.m. for hospitals located in the eastern time zone. As of December 31, 2004, we had expanded our service offering to 5 p.m. to 8 a.m. local time for all time zones in the continental United States as well as 24 hours-a-day coverage on weekends and holidays. We were able to provide these additional hours of coverage in part due to our acquisition of DayHawk Radiology Services, LLC as well as the establishment of an additional reading facility in Zurich, Switzerland. The increase in service revenue was offset partially by pricing pressure resulting from increased competition.

Operating Costs and Expenses

Professional Services

	Fiscal Year Ended December 31,		Change
	2003	2004	In Dollars	Percentage
Professional services (1)	$6,417,803	$15,049,399	$8,631,596	134%
Percentage of total revenue	39%	38%

(1)	Includes non-cash stock-based compensation expense of $653,050 for 2003 and $1,544,781 for 2004.

The increase in professional services expense from 2003 to 2004 resulted primarily from the following factors:

•	Physician Compensation Expense. Our physician compensation expense increased from $5.3 million for 2003 to $12.7 million for 2004, a 140% increase. This increase resulted primarily from an increase in the number of our affiliated radiologists providing service as well as an increase in the service fees we paid to our affiliated radiologists as a result of scheduled increases in hourly compensation under the terms of the professional services agreements with our affiliated radiologists. From December 31, 2003 to December 31, 2004, we increased the number of our affiliated radiologists from 15 to 27. This increase was driven primarily by the increased demand for our services and was attributable to our ability to effectively recruit additional radiologists to meet such demand. However, our physician compensation expense as a percentage of service revenue decreased from 33% to 32% from 2003 to 2004. This decrease as a percentage of service revenue resulted primarily from increased workload efficiencies of our affiliated radiologists and improvements in our workflow technologies, offset in part by contractual increases radiologist hourly compensation.

•	Medical Liability Expense. Our medical liability insurance related expense increased from approximately $491,000 for 2003 to $792,000 for 2004, a 61% increase. Of the approximately $792,000 expense recorded in 2004, $200,000 was attributable to a claims loss contingency expense on two medical liability claims. We had no claims loss contingency expense for 2003.

•	Physician Stock-Based Compensation Expense. In 2003, we recorded physician stock-based compensation expense of approximately $653,000 in connection with the issuance of warrants to purchase membership units in Nighthawk Radiology Services, LLC to two of our affiliated radiologists. In 2004, one of these warrants remained outstanding, which we satisfied by issuing 1,007,500 shares of our common stock to that radiologist, resulting in a stock compensation expense of approximately $1.5 million. In addition, in 2004, we granted options to purchase an aggregate of 554,500 shares of our common stock to our affiliated radiologists, resulting in a stock compensation expense of approximately $46,000.

Sales General and Administrative

	Fiscal Year Ended December 31,		Change
	2003	2004	In Dollars	Percentage
Sales, general, and administrative (1)	$4,862,452	$11,991,386	$7,128,934	147%
Percentage of service revenue	30%	31%

(1)	Includes non-cash stock-based compensation expense of $0 for 2003 and $144,822 for 2004.

The increase in our sales, general and administrative expense from 2003 to 2004 resulted primarily from increases in payroll expense due to the implementation of our executive bonus plan as well as increases in personnel in our management, software development, quality control and licensing and privileging departments. In addition, sales, general and administrative expense for this period increased as a result of increases in information technology and telecommunications expenses, facilities and office-related expenses, licensing and privileging expenses, sales and marketing expenses and other general and administrative expenses. Finally, sales general and administrative expense was greater for 2004 than for 2003 due to certain equity issuances in 2004 that resulted in non-physician stock compensation expense.

•	Payroll and Related Expense. Our sales, general and administrative headcount increased from 53 at December 31, 2003 to 98 at December 31, 2004, an 85% increase. This resulted in an increase in payroll expense from approximately $2.6 million for 2003 to $7.1 million for 2004, a 173% increase. This increase in payroll expense resulted primarily from the implementation of our executive bonus plan as well as personnel additions in our quality control, information technology, finance, and licensing and privileging departments. Expressed as a percentage of service revenue, sales, general and administrative payroll expense increased from 16% of service revenue for 2003 to 18% of service revenue for 2004. This increase in sales, general and administrative payroll expense, expressed as a percentage of service revenue, resulted primarily from the implementation of the executive bonus plan.

•	Information Technology and Telecommunications Expense. Our non-payroll information technology and telecommunications expense increased from approximately $381,000 for 2003 to $904,000 for 2004, a 137% increase. This increase resulted primarily from our continued investment in the redundancy and reliability of our network as well as increased costs associated with implementing and supporting an increased number of operating sites.

•	Facilities Expense. Our facilities and office-based expense increased from approximately $431,000 for 2003 to $948,000 for 2004, a 120% increase. The increase in facilities and office based expense was driven primarily by increased facilities occupancy expenses associated with our office expansions in Sydney, Australia and Coeur d’Alene, Idaho, and the establishment of our reading facility in Zurich, Switzerland and our office in Milwaukee, Wisconsin.

•	Licensing and Privileging Expense. Our non-payroll licensing and privileging expense consists primarily of fees paid in connection with the state medical licenses and hospital privileges we obtain on behalf of our affiliated radiologists. Non-payroll licensing and privileging expenses increased from $593,000 for 2003 to $930,000 for 2004, a 57% increase.

•	Other General and Administrative Expense. Our other general and administrative expense increased from approximately $603,000 for 2003 to $1.6 million for 2004, or a 165% increase. The increase in other general and administrative expense was driven primarily by increased legal, consulting, accounting, and travel expenses.

•	Non-Physician Stock Compensation Expense. We recorded non-physician stock compensation expense of zero in 2003 because we did not issue any options or other equity securities to our employees, directors or non-physician contractors. In October 2004, we adopted the 2004 Stock Plan and began issuing options to employees and certain of our non-physician contractors. In 2004, we issued options to purchase an aggregate of 490,400 shares of our common stock to our employees, directors and non-physician contractors, resulting in stock compensation expense of $35,000. In addition, in June 2004, we issued 638,876 unvested shares of our common stock to an individual who now serves as a member of our board of directors. This resulted in a stock compensation expense of approximately $100,000 in 2004.

Other Income (Expense)

Interest Expense

	Fiscal Year Ended December 31,		Change
	2003	2004	In Dollars	Percentage
Interest expense	$6,915	$880,671	$873,756	12,636%
Percentage of service revenue	—%	2%

Our interest expense in 2003 consisted primarily of interest paid on an outstanding $1.1 million line of credit, while our interest expense in 2004 consisted primarily of interest payable under outstanding promissory notes issued to entities affiliated with Summit Partners as well as interest payable under a $3 million revolving line of credit with Silicon Valley Bank. The aggregate principal balance of the outstanding promissory notes was approximately $9 million at December 31, 2004. The aggregate balance of our revolving credit facility with Silicon Valley Bank was $3 million at December 31, 2004.

Change in Fair Value of Redeemable Preferred Stock Conversion Feature

	Fiscal Year Ended December 31,		Change
	2003	2004	In Dollars	Percentage
Change in fair value of redeemable preferred stock conversion feature	$—	$3,857,500	$3,857,500	—%
Percentage of service revenue	—%	10%

There were no shares of redeemable preferred stock outstanding in 2003 and, as a result, we did not record any expense related to the redeemable preferred stock conversion feature in 2003. We first issued shares of our redeemable preferred stock on March 31, 2004. The fair value of the redeemable preferred stock conversion feature was approximately $1,670,277 on March 31, 2004 and approximately $5,527,777 at December 31, 2004. This increase in fair value of the redeemable preferred stock conversion feature resulted in expense of $3,857,500 for 2004. At the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock, and, as a result, after such date we will not record any additional expense associated with the change in fair value of the conversion feature of our redeemable preferred stock.

Income Tax Expense

	Fiscal Year Ended December 31,		Change
	2003	2004	In Dollars	Percentage
Income tax expense	$—	$3,662,563	$3,662,563	—%
Percentage of service revenue	—%	9%

We recorded an income tax provision of $0 for 2003 and approximately $3.7 million for 2004. Because we operated as a limited liability company, or LLC, during 2003, we were not subject to federal income taxes and therefore did not record an income tax provision for that period.

Redeemable Preferred Stock Accretion

	Fiscal Year Ended December 31,		Change
	2003	2004	In Dollars	Percentage
Redeemable preferred stock accretion	$—	$764,742	$764,742	—%
Percentage of service revenue	—%	2%

The redeemable preferred stock accretion is comprised of two types of accretion based on the underlying redeemable preferred stock: (1) $168,171 represents the accretion of dividends at a daily rate of 6% per annum, and (2) $596,571 represents the accretion of the carrying amount of the redeemable preferred to its redemption value using the effective interest method through the redemption period.

Quarterly Results of Operations

The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2005. The information for each of these quarters has been prepared on a basis consistent with our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005 (1)	June 30, 2005 (1)	September 30, 2005 (1)	December 31, 2005 (1)
	(in thousands except per share data)
Service revenue	$7,410	$9,290	$10,973	$11,609	$13,112	$15,332	$17,144	$18,474
Operating costs and expenses:	5,295	6,203	7,174	8,897	8,870	12,796	11,754	13,320

Operating income	2,115	3,087	3,799	2,712	4,242	2,536	5,390	5,154
Income (loss) before income taxes	2,110	1,487	2,201	1,190	2,608	(7,680)	(11,621)	(6,877)
Net income (loss)	$1,822	$417	$853	$232	$1,049	$(8,585)	$(13,586)	$(8,838)
Earnings (loss) per common share Basic	$0.06	$0.01	$0.04	$0.00	$0.05	$(0.51)	$(1.12)	$(0.52)
Earnings (loss) per common share—Diluted	$0.06	$0.01	$0.04	$0.00	$0.04	$(0.51)	$(1.12)	$(0.52)

(1)	Includes operating results for DayHawk and ATN since the date of each respective acquisition.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our financial position includes cash and cash equivalents of $12.6 million and $5.8 million at December 31, 2005 and December 31, 2004, respectively.

Operating Activities

Since our inception in August 2001, we have funded our operations primarily from cash flows generated by our operating activities. Net cash from operations in 2003, 2004 and 2005 was approximately $4.3 million, $10.2 million and $11.5 million, respectively.

For the fiscal year ended December 31, 2005, we generated net cash from operations of approximately $11.5 million from a net loss of approximately $30.0 million (which net loss reflects approximately $45.6 million of non-cash charges that did not impact our net cash from operations during this period). Our net cash from operations during this period included an increase in our accounts payable and accrued expenses of approximately $1.7 million, an increase in accrued payroll and related benefits of approximately $490,000 and an increase in our provision for doubtful accounts and sales credits of approximately $310,000 and was offset by an increase in accounts receivable of approximately $3.7 million, an increase in prepaid expenses and other assets of approximately $1.9 million, a decrease in deferred income taxes of approximately $772,000 and an increase in our accrued interest payable of approximately $176,000. These changes can be attributed primarily to the growth in our business as well as other factors described more fully below.

For the fiscal year ended December 31, 2004, we generated net cash from operations of approximately $10.2 million from net income of approximately $3.3 million (which reflects approximately $6.1 million of non-cash charges that did not impact our net cash from operations during this period). Our net cash from operations during this period included an increase in our accounts payable and accrued expenses of approximately $1.7 million, an increase in our accrued payroll and related benefits of approximately $1.6 million and an increase in our deferred income taxes of approximately $154,000 and was offset by an increase in accounts receivable of approximately $2.8 million and an increase in prepaid expenses and other assets of approximately $118,000. These changes can be attributed primarily to the growth in our business.

The changes in our operating assets and liabilities, net of acquisitions, and the associated impacts on our net cash from operations during the fiscal year ended December 31, 2004 as compared to the changes during the fiscal year ended December 31, 2005 are primarily due to the following factors:

•	Accounts Receivable. Accounts receivable increased by $3.7 million during the fiscal year ended December 31, 2005 compared to a $2.8 million increase during the fiscal year ended December 31, 2004. Increases in accounts receivable decrease cash from operations. This change was attributable primarily to increased service revenues during the fiscal year ended December 31, 2005 coupled with an increase in our days sales outstanding, or DSO, from 48 to 49. We calculate our DSO based upon a three month average of accounts receivable and revenue. The increase in our DSO was primarily due to an increase in the amount of time required to prepare and issue our monthly customer invoices during the transition period associated with our implementation of an automated billing system. We completed implementation of this automated billing process in September 2005 and believe it, together with an increased focus on the collection process, will enable us to prepare and deliver invoices more quickly.

•	Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased by $1.7 million during both the years ended December 31, 2005 and 2004. Increases in accounts payable and accrued expenses increase cash from operations. This increase was primarily due to the expansion of our operations and the change in the timing of our payment of physician compensation. Prior to January 1, 2004, we paid our affiliated radiologists on the last day of the month during which services were rendered. In January 2004, we began to compensate our affiliated radiologists in the first week following the month in which the radiologists rendered the professional services. This change in the timing of payments to our affiliated radiologists resulted in an accrual for physician compensation at the end of the fiscal year ended December 31, 2004 that was not present at the beginning of that period.

•	Accrued Payroll and Related Benefits. Our accrued payroll and related benefits increased by $490,000 during the fiscal year ended December 31, 2005 compared to a $1.6 million increase during the fiscal year ended December 31, 2004. Increases in accrued payroll and related benefits increase cash from operations. This change was due primarily to the implementation of an expanded executive, employee, and physician bonus plan and the timing of the payments of these liabilities. Prior to 2004, we did not accrue any liabilities associated with staff or physician bonuses as these bonuses were entirely discretionary and were declared and satisfied at the end of 2003. In 2004, we implemented a bonus plan for our executives, employees and physicians and accrued a liability for these bonuses throughout the year.

•	Prepaid Expenses and Other Assets. Our prepaid expense and other assets increased by $1.9 million during the fiscal year ended December 31, 2005 compared to an increase of $118,000 during the fiscal year ended December 31, 2004. Increases in prepaid expenses and other assets decrease cash from operations. This change was due primarily to an increase in expenses related to our initial public offering as well as an increase in prepaid medical liability premiums.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3.3 million for the fiscal year ended December 31, 2005 compared to $2.8 million for the fiscal year ended December 31, 2004. This increase in net cash used in investing activities over this period resulted primarily from increased capital expenditures associated with purchases of equipment and continued investment in our information technology infrastructure. In November 2004, we acquired DayHawk Radiology Services, LLC for $1.25 million in cash (of which $500,000 was issued in the form of a promissory note which was repaid in May 2005) and the issuance of 480,000 shares of our common stock.

Net Cash Used in Financing Activities

Net cash used in financing activities was $1.4 million for the fiscal year ended December 31, 2005 compared to $3.8 million for the fiscal year ended December 31, 2004. In 2004, cash provided from financing activities included $12 million in proceeds from the issuance of promissory notes and $13 million in proceeds from the issuance of redeemable preferred stock in connection with our recapitalization in March 2004. Of these proceeds, approximately $24.7 million was used to purchase all of the outstanding units in Nighthawk Radiology Services, LLC, held by persons other than our executive officers and approximately $1.5 million was used to satisfy expenses incurred in connection with the recapitalization. In addition, in 2004, we distributed approximately $2.2 million to the members of Nighthawk Radiology Services, LLC as a distribution of the LLC’s earnings in fiscal 2003 and the first quarter of 2004. Finally, in 2004, we entered into a $3.5 million revolving credit facility with Silicon Valley Bank, the proceeds of which we used to satisfy an aggregate of $3 million of the promissory notes issued in March 2004 to the holders of our redeemable preferred stock.

In April 2005, we entered into a term loan facility and revolving line of credit with Comerica Bank pursuant to a loan and security agreement, the proceeds from which we used to repay all outstanding indebtedness under the promissory notes held by entities affiliated with Summit Partners and the revolving credit facility with Silicon Valley Bank. In June 2005, we paid $750,000 to Comerica Bank as our first principal payment under our term loan facility. Any borrowing under this loan agreement is secured by a first priority security interest in all of our assets. The loan and security agreement includes customary affirmative and negative covenants and we are required to maintain certain leverage and coverage ratios. As of the date of this report, we were not in default of any such restrictions or covenants.

In August 2005 we amended our term credit facility with Comerica Bank to provide for an additional $20 million of indebtedness. We borrowed an aggregate of $13 million under our term facility and distributed the amount as a special dividend to our common and preferred stockholders. Immediately prior to our initial public offering, we borrowed an additional $7 million under our term loan facility and distributed the amount as a special dividend to our common and preferred stockholders prior to the closing of our initial public offering. On February 14, 2006, we repaid all of our existing indebtedness under our loan agreement with Comerica Bank.

We believe that our cash balances and the expected cash flow from operations will be sufficient to fund our operating activities, working capital, acquisitions and capital expenditure requirements for the next eighteen months. We expect our long-term liquidity needs to consist primarily of working capital, capital expenditure requirements and future acquisitions. We intend to fund these long-term liquidity needs from cash generated from operations. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control and cannot be anticipated at this time. To the extent that funds generated by our initial public offering, together with existing cash and securities and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. Other than our agreement with ATN, we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, although we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

The Company’s Sydney office lease and malpractice insurance are collateralized by separate letters of credit in the amounts of $132,918 and $300,000 as of December 31, 2004 and 2005, respectively. In February 2006, the Company renewed its Medical Liability insurance for a period of one year and as a result the separate letter of credit amount increased to $400,000.

Contractual Obligations

The following table presents a summary of our contractual obligations and commitments as of December 31, 2005 excluding the redeemable preferred stock and redeemable common stock. At the time of our initial public offering all outstanding shares of redeemable preferred stock converted into shares of common stock, the rights of the holders of redeemable preferred stock to receive accrued dividends terminated and the redemption rights of certain holders of common stock terminated. Professional services agreements with our affiliated radiologists are not included because they are terminable by either party, subject to certain notice provisions. We used a portion of the proceeds from our initial public offering to repay in full all outstanding long term debt and accrued interest.

	Payments Due Within
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Long term debt (including current portion)(1)	$24,003,429	$—	$—	$—	$24,003,429
Interest on long term debt	—	—	—	—	—
Operating lease commitments	1,021,902	1,881,807	1,047,810	2,520,598	6,472,117

Total contractual obligations	$25,025,331	$1,881,807	$1,047,810	$2,520,598	$30,475,546

(1)	On February 14, 2006, Nighthawk paid off $30.1 million of the term note payable plus accrued interest thereon, $7 million of which was borrowed subsequent to December 31, 2005.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Although our affiliated radiologists primarily work from our centralized reading facilities in Australia and Switzerland, the professional service fees we pay to our affiliated radiologists are primarily denominated in U.S. dollars. As such, only our operating leases in those countries represent foreign currency exchange risks. As a result, we are not currently subject to material foreign currency exchange risk, and we have not, to date, entered into any hedging contracts. If a weakening U.S. dollar requires us to increase the amounts we pay to our affiliated radiologists in the future, our results of operations and cash flows may be affected. Primarily, these risks are related to the foreign currency exchange rates between the U.S. dollar, the Australian dollar and the Swiss franc.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $2.2 million at December 31, 2003, $5.8 million at December 31, 2004 and $12.6 million at December 31, 2005. These amounts were invested primarily in interest-bearing money market accounts. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, any declines in interest rates will reduce future investment income. In addition, because we used a portion of the proceeds of the initial public offering to repay all outstanding debt obligations other than long-term capital lease obligations, we have determined that our debt is not subject to material interest rate risk.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which is a revision of SFAS No. 123. SFAS No. 123(R) and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments. Upon adoption, the fair value of all employee stock option awards will be expensed in our statement of income, typically, over the related vesting period of the options. SFAS No. 123(R) requires use of fair value to measure share-based awards issued to employees, computed at the date of grant. SFAS No. 123(R) will be effective beginning January 1, 2006. The Company has completed its assessment and based on outstanding stock based compensation instruments at December 31, 2005 has determined the effect of adopting SFAS No. 123(R) is not expected to have a material impact on its financial position, results of operations, and cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company has completed its assessment and has determined the effect of adopting SFAS No. 153 is not expected to have a material impact on its financial position, results of operations, and cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company has completed its assessment and has determined the effect of adopting SFAS No. 154 is not expected to have a material impact on its financial position, results of operations, and cash flows.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NightHawk Radiology Holdings, Inc. and subsidiaries

Coeur d’Alene, Idaho

We have audited the accompanying consolidated balance sheets of NightHawk Radiology Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, members’ and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NightHawk Radiology Holdings, Inc. and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company was recapitalized in March 2004.

/s/ DELOITTE AND TOUCHE, LLP

Boise, Idaho

March 29, 2006

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,813,861	$12,610,487
Trade accounts receivable, net	6,072,502	10,485,571
Deferred income taxes		19,839
Prepaid expenses and other current assets	340,513	2,164,126

Total current assets	12,226,876	25,280,023
Property and equipment, net	3,042,598	5,079,280
Goodwill	954,788	1,335,788
Intangible assets, net	1,004,322	3,431,418
Other assets, net	33,746	409,253

Total	$17,262,330	$35,535,762

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$3,194,066	$5,502,977
Dividends declared		7,000,000
Accrued payroll and related benefits	1,844,179	2,366,430
Accrued interest payable	248,219	424,601
Acquisition consideration payable	500,000
Deferred income taxes	25,334
Long-term debt, due within one year	2,250,000	6,229,991

Total current liabilities	8,061,798	21,523,999
Long-term debt	9,750,000	17,773,438
Fair value of redeemable preferred stock conversion feature	5,527,777	45,256,250
Deferred income taxes	128,846	630,303

Total liabilities	23,468,421	85,183,990

Commitments and contingencies
Redeemable common stock	4,408,394	15,356,253
Redeemable convertible preferred stock	12,094,465	13,156,916

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock—40,000,000 shares authorized; $.001 par value; 15,522,860 and 15,838,139 shares issued and outstanding at December 31, 2004 and 2005	15,523	15,838
Additional paid-in capital	2,916,406	9,434,351
Retained earnings (deficit)	(25,640,879)	(87,611,586)

Total stockholders’ equity (deficit)	(22,708,950)	(78,161,397)

Total	$17,262,330	$35,535,762

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2004	2005
Service revenue	$16,216,322	$39,283,002	$64,061,528
Operating costs and expenses:
Professional services (includes non-cash compensation expense of $653,050, $1,544,781 and $916,170)	6,417,803	15,049,399	22,401,184
Sales, general, and administrative (includes non-cash compensation expense of $0, $144,822 and $3,273,018)	4,862,452	11,991,386	22,988,027
Depreciation and amortization	175,780	528,126	1,350,536

Total operating costs and expenses	11,456,035	27,568,911	46,739,747

Operating income	4,760,287	11,714,091	17,321,781
Other income (expense):
Interest expense	(6,915)	(880,671)	(1,178,323)
Interest income	3,927	40,835	67,072
Other, net	28,266	(28,953)	(51,147)
Change in fair value of redeemable preferred stock conversion feature		(3,857,500)	(39,728,473)

Total other income (expense)	25,278	(4,726,289)	(40,890,871)

Income (loss) before income taxes	4,785,565	6,987,802	(23,569,090)
Income tax expense		3,662,563	6,391,302

Net income (loss)	4,785,565	3,325,239	(29,960,392)
Redeemable preferred stock accretion		(764,742)	(1,062,451)
Preferred dividends			(5,486,555)

Net income (loss) applicable to common stockholders	$4,785,565	$2,560,497	$(36,509,398)

Earnings (loss) per common share:
Basic and diluted	$0.10	$0.11	$(2.11)
Weighted average of common shares outstanding:
Basic and diluted	49,732,156	24,196,437	17,273,970

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

	Common Stock		Additional Paid-in Capital	Members’ Equity	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance—January 1, 2003				$262,765	$432,750	$695,515
Net income					4,785,565	4,785,565
Distributions to members					(500,000)	(500,000)
Equity-based compensation expense				653,050		653,050

Balance—December 31, 2003				915,815	4,718,315	5,634,130
Net income					3,325,239	3,325,239
Redemption of member’s units				(556,293)	(743,707)	(1,300,000)
Distributions to members					(2,885,259)	(2,885,259)
Recapitalization of the Company	15,042,860	$15,043	$3,761		(26,135,903)	(26,117,099)
Stock contributed by stockholders	(1,646,376)	(1,646)	$1,646
Issuance of common stock to non-employees	1,007,500	1,007	1,812,492	(359,522)		1,453,977
Issuance of restricted stock to non-employees	638,876	639	99,781			100,420
Issuances of stock options—employees			44,403			44,403
Issuances of stock options—non-employees			45,572			45,572
Stock compensation paid by principal stockholders			45,231			45,231
Stock issued in acquisition	480,000	480	863,520			864,000
Accretion of redeemable common stock					(3,154,822)	(3,154,822)
Accretion of redeemable preferred stock					(764,742)	(764,742)

Balance—December 31, 2004	15,522,860	15,523	2,916,406		(25,640,879)	(22,708,950)
Net loss					(29,960,392)	(29,960,392)
Issuance of restricted stock to non-employees			2,926,255			2,926,255
Issuance of stock options—employees			346,763			346,763
Issuance of stock options—non-employees			916,170			916,170
Stock issued in acquisition	315,279	315	2,328,757			2,329,072
Accretion of redeemable common stock					(10,947,864)	(10,947,864)
Accretion of redeemable preferred stock					(1,062,451)	(1,062,451)
Dividends paid ($.549 per common and preferred share)					(13,000,000)	(13,000,000)
Dividends declared ($.295 per common and preferred share)					(7,000,000)	(7,000,000)

Balance—December 31, 2005	15,838,139	$15,838	$9,434,351	$—	$(87,611,586)	$(78,161,397)

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income (loss)	$4,785,565	$3,325,239	$(29,960,392)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,780	528,126	1,350,536
(Gain) loss on disposal of property and equipment	(2,732)		22,748
Change in fair value of redeemable preferred stock conversion feature		3,857,500	39,728,473
Non-cash stock compensation expense	653,050	1,689,603	4,189,188
Provision for doubtful accounts and sales credits			310,178
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade accounts receivable	(2,021,213)	(2,764,779)	(3,717,638)
Prepaid expenses and other assets	(116,563)	(117,983)	(1,941,686)
Deferred income taxes		154,180	(771,922)
Accounts payable and accrued expenses	669,841	1,699,444	1,652,384
Accrued payroll and related benefits	183,856	1,625,364	490,297
Accrued interest payable		248,219	176,382

Net cash provided by operating activities	4,327,584	10,244,913	11,528,548

Cash flows from investing activities:
Purchase of property and equipment	(1,034,456)	(2,213,459)	(2,841,764)
Acquisition of DayHawk, net of cash acquired of $119,618		(630,382)
Payment of amount related to DayHawk acquisition			(500,000)
Proceeds from sale of property and equipment	5,878
Cash received from ATN acquisition			36,695

Net cash used in investing activities	(1,028,578)	(2,843,841)	(3,305,069)

Cash flows from financing activities:
Borrowings from (repayments to) line of credit		3,000,000	(3,000,000)
Repayments of line of credit	(668,155)
Proceeds from note payable and debt		12,000,000	25,780,900
Repayment of notes payable and debt		(3,260,000)	(11,207,753)
Purchase of membership units		(24,185,672)
Expenses related to recapitalization		(1,463,527)
Proceeds from issuance of preferred stock		13,000,000
Distributions to members	(500,000)	(2,862,132)
Dividends paid			(13,000,000)

Net cash used in financing activities	(1,168,155)	(3,771,331)	(1,426,853)

Net increase in cash and cash equivalents	2,130,851	3,629,741	6,796,626
Cash and cash equivalents—beginning of year	53,269	2,184,120	5,813,861

Cash and cash equivalents—end of year	$2,184,120	$5,813,861	$12,610,487

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended December 31,
	2003	2004	2005
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,840	$632,452	$963,794
Cash paid for income taxes		$3,366,775	$6,689,743
Non-cash investing and financing activities:
Common stock issued in recapitalization		$18,804
Distributions payable to former LLC member		$23,127
Accretion of redeemable preferred stock		$764,742	$1,062,451
Accretion of redeemable common stock		$3,154,822	$10,947,864
Dividends declared and not paid			$7,000,000
Purchases of equipment included in accounts payable			$22,114
Details of DayHawk acquisition:
Receivables		$472,037
Other assets		26,038
Goodwill		954,788
Intangible assets		1,040,000
Accounts payable and other accrued expenses		(238,481)
Notes payable assumed		(260,000)
Payable to seller		(500,000)
Issuance of common stock		(864,000)

Net cash paid for acquisition		$630,382

Details of ATN acquisition:
Receivables			$1,005,609
Other assets			257,435
Property and equipment			293,183
Deferred income tax assets			71,592
Goodwill			381,000
Intangible assets			2,680,000
Accounts payable and other liabilities			(666,215)
Deferred income tax liabilities			(1,299,945)
Notes payable assumed			(430,282)
Issuance of common stock			(2,329,072)

Net cash received in acquisition			$36,695

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

1. THE COMPANY

Background—NightHawk Radiology Holdings, Inc., a Delaware corporation (the “Company”), is a provider of nighttime and weekend emergency radiology services to radiology groups and hospitals across the United States of America. The Company’s general offices are located in Coeur d’Alene, Idaho and its central and primary reading facility is in Sydney, Australia. A new facility was opened in late 2004 in Zurich, Switzerland where radiologists contracted with the Company provide preliminary radiological interpretations. The Company’s functional currency is the U.S. dollar. The Company has a single reporting segment and reporting unit structure.

Recapitalization—Until March 2004, the Company operated as Nighthawk Radiology Services, LLC, an Idaho limited liability company (the “LLC”). The Company was recapitalized in March 2004 and NightHawk Radiology Holdings, Inc. was formed for the purpose of acquiring all of the outstanding units of the LLC and all of the outstanding shares of NRS Corporation, whose only assets were outstanding units of the LLC.

As of December 31, 2005, the legal entity structure for the Company is as follows:

•	NightHawk Radiology Holdings, Inc.—A Delaware corporation formed in March 2004.

•	Nighthawk Radiology Services, LLC—An Idaho limited liability company formed in May 2001 which is a wholly owned subsidiary of NightHawk Radiology Holdings, Inc.

•	NightHawk Services GmbH—A wholly owned subsidiary of Nighthawk Radiology Services, LLC formed in September 2004 and located in Zurich, Switzerland.

•	DayHawk Radiology Services, LLC—A Delaware limited liability company, an unrelated party, acquired in November 2004, which is a wholly owned subsidiary of NightHawk Radiology Holdings, Inc.

•	American Teleradiology Nighthawks, Inc.—A Delaware corporation formed in May 2003, acquired in September 2005, which is a wholly-owned subsidiary of Nighthawk Radiology Holdings, Inc.

The consolidated financial statements include the assets, liabilities and results of operations of all the preceding entities. As discussed in Note 3, the results of operations of DayHawk Radiology Services, LLC and American Teleradiology Nighthawks, Inc. have been included in the Company’s consolidated financial statements since the date of each respective acquisition.

The significant aspects of the recapitalization were as follows:

•	As of December 31, 2003, the LLC was authorized to issue up to 2,000 common membership units and 1,000 preferred membership units. As of December 31, 2003, total outstanding common and preferred membership units were 999 and 0 units, respectively.

•	On January 2, 2004, the LLC redeemed 56 membership units owned by one member for $1,300,000 in cash.

•	On March 31, 2004, the Company, the LLC, and certain members of the LLC entered into a Securities Purchase and Contribution Agreement with an investment firm pursuant to which the Company sold debt and equity securities to raise capital to fund the purchase of LLC membership units held by a selling member of the LLC. The investment firm purchased securities of the new Company for $25,000,000, consisting of $12,000,000 of subordinated debt (see Note 6) issued by the LLC and $13,000,000 of the Company’s Series A Convertible Redeemable Preferred Stock (6,500,003 shares).

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

•	Proceeds from the investment firm’s $25,000,000 investment were used as follows:

•	$23,400,000 to purchase 607.25 membership units owned by a selling member.

•	$1,463,527 to fund recapitalization transaction expenses.

•	$136,473 for general working capital purposes.

As part of this recapitalization, certain LLC members who were also executive officers of the LLC exchanged their 335.75 membership units for 16,714,286 shares of common stock of the Company (which includes 1,671,429 shares of redeemable common stock as discussed in Note 12). As a result of the preceding transactions, the Company was capitalized with 6,500,003 shares of Series A preferred stock and 16,714,286 shares of common stock. The rights, preferences and privileges of the preferred and common stockholders are described in Note 12.

In accordance with SFAS No. 141, Business Combinations, the Company analyzed the transaction and concluded that no change in control occurred. Consequently, the transaction has been accounted for as a recapitalization. Significant factors considered in this analysis included relative voting rights, composition of governing body, and composition of senior management as set forth in the applicable charter documents and governing stockholder agreements. The conclusion that no change in control occurred was determined after analyzing these factors both prior to (LLC), and subsequent to, the transaction.

In June 2004 an aggregate of 638,876 shares of common stock of the Company and in November 2004 an aggregate of 1,007,500 shares of common stock of the Company were contributed to the Company by the stockholders who previously exchanged their membership units in the LLC for common stock of the Company (see above). These stockholders did not receive any consideration for this stock. The common stock contributed to the Company in June 2004 was issued by the Company pursuant to a restricted stock grant to a person who subsequently became a member of the Company’s board of directors and the common stock contributed to the Company in November 2004 was issued by the Company pursuant to a stock grant to an affiliated radiologist who had previously been granted a warrant to purchase units in the LLC in 2003.

Through March 31, 2004, allocations of net profits and losses, calculated in accordance with the LLC agreement, were made in accordance with the members’ percentage interest. The Company made distributions to the members in proportion to their percentage interests. Additionally, quarterly distributions were made to the members of the Company (based on their percentage interests) for their estimated federal and state income tax liabilities.

The accompanying financial statements include the presentation of consolidated financial statements of NightHawk Radiology Holdings, Inc. since March 31, 2004 and the financial statements of Nighthawk Radiology Services, LLC for the periods prior to March 31, 2004. Both the Company and the LLC are collectively referred herein as the “Company.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, fair value of acquired intangible assets and goodwill, fair value of redeemable preferred stock conversion feature, useful lives of intangible assets and property and equipment, and income taxes, among others, as well as the loss contingency for medical liability claims and the value of common stock and preferred stock for the purpose of determining stock-based compensation.

Cash and Cash Equivalents—The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

Trade Accounts Receivable—Trade accounts receivable represent receivables for radiology services and are recorded at the invoiced amount and are non-interest bearing. The Company has a history of minimal uncollectible receivables. Management reviews past due accounts receivable to identify specific customers with known disputes or collectibility issues.

Property and Equipment—Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of each asset, which ranges as follows:

Computers, diagnostic workstations and telecommunications systems	5–7 years
Office furniture and equipment	7–10 years
Software	3–7 years
Leasehold improvements	Term of lease or asset life, whichever is shorter

Expenditures for maintenance and repairs are charged to operating expense as incurred and expenditures for renewals and betterments are capitalized. Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation are removed from the records and any gain or loss is reflected in operating expenses.

Operating Leases—The Company leases various office space under operating leases. Certain lease arrangements contain rent escalation clauses for which the lease expense is recognized on a straight-line method over the term of the leases.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets—The value of goodwill and intangible assets is stated at the lower of cost or fair value. Goodwill is not subject to amortization; however it is subject to periodic impairment assessments. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to perform at least an annual goodwill impairment test and to consider other indicators that may arise throughout the year to re-evaluate carrying value. To the extent carrying value exceeds fair value at the date impairment is tested, the Company reduces goodwill by recording a charge to operations. We perform our annual impairment test in the last quarter of each fiscal year. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives (see Note 4).

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires impairment losses to be recognized for long-lived assets when indicators of impairment exist and the underlying cash flows are not sufficient to support the assets’ carrying value.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

We regularly evaluate the carrying value of intangible and long-lived assets for events or changes in circumstances that indicate that the carrying amount may not be recoverable or that the remaining estimated useful life should be changed. Potential indicators of impairment can include, but are not limited to (1) history of operating losses or expected future losses; (2) significant adverse change in legal factors; (3) changes in the extent or manner in which the assets are used; (4) current expectations to dispose of the assets by sale or other means; and (5) reductions or expected reductions of cash flow. If we determine there is an indication of impairment, we compare undiscounted net cash flows to the carrying value of the respective asset. If the carrying value exceeds the undiscounted net cash flows we perform an impairment calculation using discounted cash flows, valuation analysis from independent valuation specialists or comparisons to recent sales or purchase transactions to determine estimated fair value.

Cost of computer software used for internal use is capitalized and accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized costs are amortized based on the Company’s expected utilization of existing internally developed software.

Revenue Recognition and Presentation—Service revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Service revenue consists of fees for radiological interpretations and is recognized in the fiscal month when the radiological interpretation is complete and delivered to the customer.

Professional Services Expenses—Professional service expenses consist primarily of the fees we pay to our affiliated radiologists, any physician stock-based compensation, the premiums we pay for medical liability insurance and any medical liability claims loss expenses. Our affiliated radiologists are independent contractors and we compensate them using a formula that is generally based upon the number of hours worked, with additional incentives for the workload completed as well as year-end discretionary bonuses. We recognize professional services expenses in the month in which the services are performed. The Company recognizes expenses associated with medical liability premiums in the month in which the expense is incurred. The Company records medical liability loss contingency expenses in the month in which the Company deems such liability probable.

Stock-Based Compensation—The Company records stock-based compensation expense in connection with any grant of stock options, warrants or other issuance of shares of common stock to affiliated radiologists. We calculate the stock-based compensation expense associated with the issuance of stock-based compensation to affiliated radiologists in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS No. 148) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18), by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to issuance of common stock to radiologists based on the fair value of common stock at the date the shares were issued. Stock-based compensation paid to affiliated radiologists is included in professional services expenses.

The Company also records stock-based compensation expense in connection with any grant of stock options, warrants or other issuance of shares of common stock to employees, directors and non-physician contractors. We calculate the stock-based compensation expense associated with the issuance of options to our employees and directors in accordance with SFAS No. 123 and SFAS No. 148 by determining the fair value using a Black-Scholes model. Stock-based compensation to employees and non-physician contractors is included in sales, general and administrative expenses.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

Sales, General and Administrative Expenses—Selling, general and administrative expenses consist primarily of salaries and related expenses for all employees and non-physician contractors, information technology and telecommunications expenses, costs associated with licensing and privileging our affiliated radiologists, facilities and office-related expenses, sales and marketing expenses and other general and administrative expenses.

Income Taxes—As previously indicated, the Company operated as a limited liability company prior to March 31, 2004. Consequently, the Company was not subject to federal income taxes. Rather, the members were subject to federal income taxation based on their respective allocation of the Company’s net taxable income or loss. Accordingly, the Company did not record any current or deferred assets, liabilities, or expenses related to income taxes through March 31, 2004.

Subsequent to its recapitalization, the Company recognizes income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Estimating the provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowances deemed necessary to value deferred tax assets. The Company’s judgment and tax strategies are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities in the consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the consolidated financial condition, results of operations or cash flows.

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality credit institutions. At times, such amounts may be in excess of insured amounts. As of December 31, 2004 and 2005, a total of approximately $5,862,000 and $13,158,000, respectively, was in excess of insured amounts.

Credit risk related to accounts receivable is mitigated by the Company’s credit evaluation process and the reasonably short collection terms. Management makes judgments as to its ability to collect outstanding receivables based upon the Company’s collection history and has concluded that an allowance for uncollectible accounts is not necessary as of December 31, 2004. As of December 31, 2005, the Company had $312,000 recorded in its allowance for uncollectible accounts and sales credits.

Promotional and Advertising Expenses—The Company expenses promotional and advertising costs in the period in which they are incurred. Promotional and advertising expense for the years ended December 31, 2003, 2004 and 2005 was approximately $210,000, $324,000 and $471,000, respectively.

Fair Value of Financial Instruments—The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, current liabilities and variable rate debt approximate their fair value because of their short maturities. The fair values of fixed-rate long-term debt is based on the discounted value of contractual cash flows with a discount rate that would be available for similar debt obligations at December 31, 2004 and 2005. The carrying value of our fixed rate debt at December 31, 2004 and 2005 approximated its fair value.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

Derivative Financial Instruments—The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company records derivative financial instruments as assets or liabilities in our consolidated balance sheet, measured at fair value. When available, the Company uses quoted market prices to determine fair value; however, if quoted market prices are not available, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The Company records the changes in fair value of such instruments as non-cash gains or losses in the consolidated statements of operations. The Company does not enter into derivatives for trading purposes.

Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments. Upon adoption, the fair value of all employee stock option awards will be expensed in the Company’s statement of operations, typically, over the related vesting period of the options. SFAS No. 123(R) requires use of fair value to measure share-based awards issued to employees, computed at the date of grant. SFAS No. 123(R) will be effective beginning January 1, 2006. The Company has completed its assessment and based on outstanding stock based compensation instruments at December 31, 2005 has determined the effect of adopting SFAS No. 123(R) is not expected to have a material impact on its financial position, results of operations, and cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company has completed its assessment and has determined the effect of adopting SFAS No. 153 is not expected to have a material impact on its financial position, results of operations, and cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company has completed its assessment and has determined the effect of adopting SFAS No. 154 is not expected to have a material impact on its financial position, results of operations, and cash flows.

3. ACQUISITIONS

DAYHAWK

In November 2004, the Company completed the purchase of DayHawk Radiology Services, LLC (“DayHawk”), an unrelated party. The acquisition expanded the Company’s presence in additional markets. DayHawk was acquired for $1,250,000 in cash ($750,000 paid in 2004 and $500,000 paid in 2005), 480,000 shares of common stock with an estimated fair value of $864,000 and the assumption of $498,481 in liabilities

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

for total consideration of $2,612,481. The fair value of the common stock issued in connection with the DayHawk acquisition was determined by management with the assistance of an independent valuation specialist.

The determination of the estimated fair value of the intangible assets acquired required management to make significant estimates and assumptions, including future expected cash flows from customer contracts and customer lists, the “DayHawk” tradename and assumptions about the period of time such tradename will continue to be used by the Company.

The acquisition of DayHawk resulted in the assets acquired and liabilities assumed being recorded based on their estimated fair values on the acquisition date. Goodwill of $954,788, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS No. 142. The results of operations of DayHawk have been included in the Company’s consolidated statements of operations and cash flows since the date of acquisition.

The following table presents the allocation of the purchase price to the acquired assets and liabilities:

Current assets	$600,106
Furniture and fixtures	17,587
Intangible assets	1,040,000
Goodwill	954,788

Assets acquired	2,612,481
Current liabilities assumed	(498,481)

Net assets acquired	$2,114,000

The amount allocated to intangible assets was attributed to the following categories:

	Acquired Value	Estimated Useful Life
Customer lists and relationships	$740,000	10 years
Tradename and trademarks	150,000	10 years
Customer contracts	100,000	7 months
Noncompete agreements	50,000	2 years

	$1,040,000

All intangible assets are amortized on a straight-line basis over their expected useful lives (Note 4).

The following pro forma information assumes the DayHawk acquisition occurred as of January 1, 2003. The unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2003 and 2004. The pro forma results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of the year or of future operations of the combined companies.

	Year Ended December 31, 2003	Year Ended December 31, 2004
	(unaudited)
Service revenue	$16,794,724	$41,409,715
Net income	$2,734,591	$2,981,981
Net income applicable to common stockholders	$2,734,591	$2,217,239
Earnings per common share, basic and diluted	$0.05	$0.09

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

AMERICAN TELERADIOLOGY NIGHTHAWKS, INC.

On September 30, 2005, the Company completed the purchase of American Teleradiology Nighthawks, Inc. (“ATN”), an unrelated party. The acquisition expanded the Company’s presence in additional markets. ATN was acquired for total consideration of:

•	315,279 shares of common stock issued on September 30, 2005 with an estimated fair value of $2,329,072 and the assumption of $2,345,328 in liabilities for an initial consideration of $4,674,400. The fair value of the common stock issued in connection with the ATN acquisition was determined by management with the assistance of an investment banking advisor of the Company and through negotiations with management of ATN.

•	additional shares of Company common stock that may be issued in an amount equal to (a) the quotient obtained by dividing (i) revenue generated by the off-hours teleradiology business from ATN customers during the twelve month period ending September 30, 2006 by (ii) $12.69, which was the value per share of Company common stock on the date of completion of the acquisition (as agreed by the parties) minus (b) 315,279, which was the number of shares of Company common stock issued to the stockholders of ATN at the completion of the acquisition; and

•	additional shares of Company common stock that may be issued in an amount equal to the sum of (a) the quotient obtained by dividing (i) earnings before interest, taxes, depreciation and amortization, or EBITDA, generated by the hospital business during the twelve month period ending March 31, 2007 by (ii) $12.69, which was the value per share of Company common stock on the date of completion of the acquisition (as agreed by the parties), plus (b) the quotient obtained by dividing (A) three times (3x) the EBITDA amount described in clause (i) by (B) the fair market value of Company common stock, determined on a per share basis, on March 31, 2007.

The determination of the estimated fair value of the intangible assets acquired required management to make significant estimates and assumptions, including future expected cash flows from customer contracts and the value of customer lists and the “ATN” tradename including assumptions about the period of time such tradename will continue to be used by the Company.

The acquisition of ATN resulted in the assets acquired and liabilities assumed being recorded based on their estimated fair values on the acquisition date. Goodwill of $381,000, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS No. 142. As part of the acquisition, the Company also assumed liabilities for employee relocation and employee termination costs. The results of operations of ATN have been included in the Company’s consolidated statements of operations and cash flows starting on October 1, 2005.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

The following table presents the allocation of the purchase price to the acquired assets and liabilities:

Current assets	$1,371,331
Furniture and fixtures	293,183
Intangible assets	2,680,000
Goodwill	381,000

Assets acquired	4,725,514

Current liabilities assumed	1,096,497
Long-term liabilities assumed	1,299,945

Liabilities assumed	2,396,442

Net assets acquired	$2,329,072

The amount allocated to intangible assets was attributed to the following categories:

	Acquired Value	Estimated Useful Life
Customer lists and relationships	$1,880,000	10 years
Tradename and trademarks	640,000	Indefinite
Noncompete agreements	160,000	3 years

	$2,680,000

All intangible assets are amortized on a straight-line basis over their expected useful lives (Note 4). The following unaudited pro forma information assumes the ATN acquisition occurred as of January 1, 2004. The unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2004 and 2005. The unaudited pro forma results are not necessarily indicative of what would have occurred had the acquisition actually been made as of January 1, 2004 or of future operations of the combined companies.

	Year Ended December 31, 2004	Year Ended December 31, 2005
	(unaudited)
Service revenue	$40,842,193	$67,265,213
Net income (loss)	$2,795,736	$(29,842,708)
Net income (loss) applicable to common shareholders	$2,030,994	$(36,391,714)
Earnings (loss) per common share, basic and diluted	$0.09	$(2.08)

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

4. INTANGIBLE ASSETS

A summary of intangible assets at December 31, 2005 is as follows:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer lists and relationships	10 years	$2,620,000	$(130,249)	$2,489,751
Tradename and trademarks	10 years	150,000	(16,875)	133,125
Customer contracts	7 months	100,000	(100,000)
Noncompete agreements	2-3 years	210,000	(41,458)	168,542

Total		$3,080,000	$(288,582)	2,791,418

Unamortized intangible assets:
Tradename and trademarks				640,000

Total intangible assets				$3,431,418

Aggregate Amortization Expense:	Amount
Year ended December 31, 2004	$35,678
Year ended December 31, 2005	252,904

Total	$288,582

Estimated Amortization Expense:	Amount
Year ending December 31, 2006	$352,208
Year ending December 31, 2007	330,333
Year ending December 31, 2008	317,000
Year ending December 31, 2009	277,000
Year ending December 31, 2010	277,000

Total	$1,553,541

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2004	2005
Computers, diagnostic workstations, and telecommunications systems	$1,729,237	$3,361,821
Office furniture and equipment	373,787	530,544
Software	832,494	1,803,112
Leasehold improvements	832,871	1,208,020

	3,768,389	6,903,497
Less accumulated depreciation	(725,791)	(1,824,217)

	$3,042,598	$5,079,280

Depreciation expense for the years ended December 31, 2003, 2004 and 2005 was approximately $176,000, $492,000 and $1,098,000, respectively.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

6. LONG-TERM DEBT

As of December 31, 2004, the Company had total notes payable of $12,000,000. This balance was comprised of a $3,000,000 revolving line of credit with Silicon Valley Bank (“SVB”) and $9,000,000 of subordinated debt from the investment firm that also purchased the Company’s redeemable convertible preferred stock (see Note 1). The $3,000,000 line of credit was provided under a revolving credit facility with a total of $3,500,000 in borrowing capacity. The committed revolving line included a letters-of-credit sublimit (see Note 8). Interest under this credit facility accrued at SVB’s prime rate, which was 5.25% at December 31, 2004. The long-term debt was comprised of six different promissory notes to funds affiliated with the investment firm. Interest accrued at a rate of 10% per annum. Principal on the individual notes was due on March 10, 2010. The Company was required to pay the entire outstanding principal amount due on the notes and all accrued and unpaid interest upon the consummation of a prepayment event, as defined in the notes.

On April 20, 2005, the Company entered into a loan and security agreement with Comerica Bank. The agreement provided $15,000,000 in senior secured credit facilities comprised of a $12,000,000 term loan and a $3,000,000 revolving line of credit loan. The $12,000,000 term loan was used to repay the $9,000,000 in long-term debt outstanding at December 31, 2004 and the $3,000,000 outstanding under the credit facility with SVB.

In August 2005, the Company executed an amendment to its loan and security agreement with Comerica Bank to increase the Company’s term loan facility by an additional $20,000,000 from an aggregate of $12,000,000 to $32,000,000. The facility with Comerica expires on August 25, 2009. Interest under the facility is computed based, at the Company’s option, on Comerica’s prime rate, or certain LIBOR rates, plus a margin. The amended credit agreement contains various restrictive financial covenants, which include a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum twelve-month trailing EBITDA requirement at the end of each quarter and restrictions on capital expenditures. As of December 31, 2005, the Company was not in default of any such restrictions or covenants.

The additional $20,000,000 in available funding is comprised of two separate term loans: 1) $13,000,000 will be combined with the previous $12,000,000 to form “Term Loan A” and 2) another $7,000,000 was available (“Term Loan B”) for borrowing prior to February 28, 2006. The purpose of this additional $20,000,000 is to fund two special dividends declared by the Company’s Board of Directors in September 2005 (see Notes 12 and 13).

In September 2005, the Company borrowed the $13,000,000 to fund the first special dividend. The effective interest rate on this term loan is accrued at 7.25% at December 31, 2005 based on the lender’s prime rate. As a result of this borrowing, the outstanding balance of Term Loan A as of December 31, 2005 was $23,925,781.

The Company finances their medical liability insurance premiums with finance companies, of which $77,648 was outstanding as of December 31, 2005. The financing arrangements provide for equal monthly principal and interest payments lasting less than a year in duration. The interest rates on these financing arrangements is a fixed rate ranging from 7.25% to 7.90%.

As a result of the ATN acquisition in September 2005, the Company assumed two lines of credit. Both lines of credit were repaid and terminated in November 2005.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

Principal maturities on outstanding debt as of December 31, 2005 are as follows:

Year Ending December 31,
2006	$6,229,991
2007	6,640,626
2008	7,421,876
2009	3,710,936

$24,003,429

On February 14, 2006, we repaid all of our existing indebtedness under our loan agreement with Comerica Bank.

7. COMMITMENTS AND CONTINGENCIES

The Company leases its office spaces in Coeur d’Alene, Idaho; Milwaukee, Wisconsin; Roanoke, Virginia; Lafayette, Louisiana; Sydney, Australia and Zurich, Switzerland under operating leases. Total rent expense under these leases was approximately $185,000, $457,000 and $793,000 for the years ended December 31, 2003, 2004 and 2005, respectively. In October 2005, the Company entered into an operating lease for office space in Coeur d’Alene, Idaho. This lease is for office space which is planned to replace the Company’s current office space for its headquarters and is for space in a building that has not yet been developed. The terms of the lease specify that the landlord needs to make sufficient progress on the project on or prior to May 1, 2006; otherwise the Company has the right to terminate the lease.

The following is a schedule of approximate future minimum lease payments under operating leases as of December 31, 2005:

2006	$1,022,000
2007	823,000
2008	1,058,000
2009	559,000
2010	489,000
Thereafter	2,521,000

$6,472,000

The Company’s Sydney office lease and malpractice insurance are collateralized by separate letters of credit in the amounts of $132,918 and $300,000 as of December 31, 2004 and 2005, respectively. See Note 13.

Litigation—The Company is involved in litigation in the normal course of business. After consultation with legal counsel, management estimates that at December 31, 2004 and 2005 these matters are expected to be resolved without material adverse effect on the Company’s financial position, results of operations, or cash flows.

Medical Liability Insurance—The Company is exposed to various risks of loss related to litigation that may arise related to malpractice and maintains insurance for medical liabilities in amounts considered adequate by Company management. The Company’s claims-made policy provides coverage up to the policy limits for claims filed within the period of the policy term, subject to deductible requirements. Coverage for affiliated radiologists is initiated when they begin providing services on behalf of the Company. The 2004 policy expired in February 2005, and a renewed policy was obtained through February 2006. See Note 13.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

8. RELATED PARTY TRANSACTIONS

A stockholder of the Company who is also an officer of the Company, provided radiology services to the Company. In addition to salary, the Company paid approximately $104,000 and $65,000 for his radiology services for the years ended December 31, 2003, and 2004, respectively. No services were provided during the year ended December 31, 2005.

The Company provided radiology services to a former member of Nighthawk Radiology Services, LLC without charge. The former member provides radiology readings to a local hospital during business hours and the Company provided off-hours and emergency radiology readings to a local hospital on the member’s behalf. The estimated value of the services provided by the Company, based on rates charged to unrelated third parties for 2003, 2004 and 2005, was approximately $109,000, $113,000 and $110,000, respectively. These services are included in service revenue and professional fees.

During the year ended December 31, 2004, the Company entered into a debt transaction for $12,000,000 with its preferred stockholder (see Note 6). The Company incurred approximately $850,000 and $271,000 of interest related to this debt in 2004 and 2005, respectively. The debt was refinanced in April 2005 with a commercial bank.

On May 28, 2004, the Company issued 638,876 shares of restricted common stock to a person who subsequently became a non-employee member of the Company’s Board of Directors. These shares have been recorded in accordance with EITF No. 96-18. In 2004, the Company recognized non-cash stock compensation expense of $100,420. On June 9, 2005, the Company’s Board of Directors accelerated vesting of these shares and as a result, the Company recognized non-cash stock compensation expense of $2,926,255.

In November 2004, the Company issued 1,007,500 shares of common stock to a related party who had previously been granted a warrant to purchase units in the LLC in 2003. These warrants were accounted for in accordance with EITF No. 96-18 and resulted in non-cash stock compensation of $1,453,978 in 2004.

9. EMPLOYEE BENEFIT AND STOCK PLANS

2004 Stock Plan—The 2004 Stock Plan (the “Plan”) was adopted by the Board of Directors and authorizes the grant or issuance of options and other awards including a repurchase option. When initially adopted, the Plan allowed for a maximum number of shares of 1,221,805 shares, subject to adjustment for stock splits, stock dividends and similar events. In March 2005, the Board of Directors increased the option pool by 320,000 shares, an additional 120,000 shares in September 2005, and 120,000 shares in November 2005 bringing the total authorized number of option shares to 1,781,805 as of December 31, 2005. The shares may be authorized but unissued, or reacquired common stock. The Board of Directors administers the Plan and establishes to whom the awards are granted, and the terms and conditions, including the exercise period, of such awards.

The per share exercise price for the shares to be issued upon exercise of the non-statutory stock option shall be such price as determined by the administrator, subject to the provisions of the Plan.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

Stock option activity under the Plan is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2004	—
Grants	1,044,899	$1.69

Options outstanding at December 31, 2004	1,044,899	$1.69
Grants	733,190	$5.94
Cancellations	(54,499)	$2.50

Options outstanding at December 31, 2005	1,723,590	$3.47

The following table summarizes information about stock options outstanding at December 31, 2005:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$1.56 – $2.81	1,008,000	8.83	$1.70	187,915	$1.59
$2.82 – $3.63	259,571	9.18	$3.44	1,598	$3.13
$3.64 – $4.69	110,971	9.36	$4.69	1,165	$4.69
$4.70 – $8.75	189,108	9.57	$6.89	—
$8.76 – $10.00	155,940	9.94	$10.00	—

	1,723,590	9.10	$3.47	190,678	$1.62

For the year ended 2003, no compensation expense for stock options to employees was recognized as stock options were first issued in 2004. For the years ended 2004 and 2005, the Company recognized approximately $145,000 ($96,000 after-tax) and $3,273,000 ($2,160,000 after-tax), respectively, of non-cash compensation expense for stock options granted and issued to employees and members of the Company’s Board of Directors.

For the years ended 2003, 2004 and 2005 the Company recognized approximately $653,000, $1,545,000 and $916,000 ($431,000, $1,020,000 and $605,000 after-tax), respectively, of non-cash compensation expense for stock options and warrants granted and issued to independent contractors.

The fair values derived for stock options granted in 2004 and 2005 and key assumptions used to determine these values were as follows: risk-free interest rate of 3.25% to 4.1%, expected life of 3 years, expected volatility of 54% to 39% and dividend yield of zero. The weighted average grant-date fair value of new grants in 2004 and 2005 was $1.78 and $5.10 per share, respectively.

Defined Contribution Plan—The Company established a defined contribution plan (the “401(k) Plan”) in February 2004. The 401(k) Plan was created for the benefit of substantially all employees of the Company. Employees are able to participate in the 401(k) Plan as of the first day of the quarter on or following the date they begin employment and participants are able to defer up to 100% of their eligible compensation subject to applicable annual Internal Revenue Code limits. There is no Company matching contribution requirement.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

10. EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Year Ended
	2003	2004		2005
Numerator:
Net income (loss) available in basic calculation	$4,785,565	$2,560,497		$(36,509,398)
Plus: Income impact of assumed conversions of preferred stock dividends	—	(a	)	(a	)

Income (loss) available to common stockholders plus assumed conversions	$4,785,565	$2,560,497		$(36,509,398)

Denominator:
Weighted-average common shares-basic (b)	49,732,156	24,196,437		17,273,970
Effect of dilutive stock options	—	(c	)	(c	)
Effect of convertible preferred stock	—	(a	)	(a	)

Weighted average common shares outstanding-dilutive	49,732,156	24,196,437		17,273,970

Earnings (loss) per common share—basic and diluted	$0.10	$0.11		$(2.11)

(a)	The income impact of assumed conversions of the preferred stock dividends and the effect of the convertible preferred stock in the denominator are anti-dilutive.
(b)	As described in Note 1, on March 31, 2004 the Company issued 49,782 shares of common stock per LLC unit to LLC unit holders as of such date. For purposes of computing basic and diluted earnings per share, the denominator in the earnings per share calculation has been restated for all periods prior to the recapitalization to reflect the number of common shares that would have been outstanding assuming the conversion of the LLC units.
(c)	At December 31, 2004 and 2005, 1,044,899 and 1,723,590 stock options, respectively, were outstanding. The effects of the shares which would be issued upon exercise of these options have been excluded from the calculation of diluted earnings (loss) per share because they are anti-dilutive.

11. INCOME TAXES

Until March 2004, the Company operated as NightHawk Radiology Services, LLC, an Idaho limited liability company (the “LLC”). The Company was recapitalized in March 2004 and NightHawk Radiology Holdings, Inc. was formed for the purpose of acquiring all of the outstanding units of the LLC and all of the outstanding shares of NRS Corporation, whose only assets were outstanding units of the LLC. The income tax effect of operations prior to March 31, 2004 is not reported in the financial statements of the Company because such operations were conducted through a limited liability company whereby such income tax obligations were the responsibility of the LLC’s members. As a result of the recapitalization on March 31, 2004 (see Note 1), the Company received approximately $514,000 from former shareholders of NRS Corporation for its portion of the income tax effect of operations through March 31, 2004. In accordance with SFAS No. 109, Accounting for

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

Income Taxes, deferred tax assets and liabilities are recognized for temporary differences at the recapitalization date and the income tax effect of recognizing these deferred items was $291,533 and is included in income tax expense for the period March 31, 2004 to December 31, 2004.

On September 30, 2005, NightHawk Radiology Holdings, Inc. acquired American Teleradiology Nighthawks, Inc. a corporation organized under the laws of the State of Delaware. The acquisition was a merger within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred assets and liabilities are recognized for temporary differences between the assigned values and the tax bases of the assets and liabilities recognized in a business combination. The effect of recognizing these deferred items was a net deferred tax liability of $1,228,206 and is included in the business combination at September 30, 2005.

Deferred income taxes are recognized for temporary differences between the financial statements and tax basis of assets and liabilities using presently enacted tax rates and laws.

Deferred tax assets and liabilities consist of the following:

	December 31,
	2004	2005
Deferred tax assets:
Basis difference in intangible assets	$329,666	$—
Accrued compensation and employee benefits	251,705	790,102
Malpractice claims reserve	77,716	38,811
Allowance for doubtful accounts	—	120,967
Deferred rent	—	75,054
Other, net	34,972	29,109

Total deferred tax assets	694,059	1,054,043

Deferred tax liabilities:
Basis difference in intangible assets	—	696,752
Basis difference in property and equipment	192,262	265,614
Effect of change from cash to accrual accounting for tax	655,977	702,141

Total deferred tax liabilities	848,239	1,664,507

Net deferred tax liabilities	$154,180	$610,464

For the years ended December 31, 2004 and 2005, income considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $23,000 and $83,000, respectively. Deferred U.S. income taxes have not been provided on this income, as the Company does not plan to initiate any action that would require the payment of U.S. income. It is not practical to estimate the amount of additional tax that might be payable on this undistributed foreign income.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

Income tax expense consists of the following:

	Year ended December 31,
	2004	2005
Current:
Federal	$2,721,537	$5,804,458
State	548,772	1,077,603
Foreign	238,074	281,163

Total current	3,508,383	7,163,224

Deferred:
Federal	138,870	(696,118)
State	15,310	(75,804)

Total deferred	154,180	(771,922)

Total income tax expense	$3,662,563	$6,391,302

The reconciliation between the federal statutory tax rate and the Company’s effective tax rate is as follows:

	Year ended December 31, 2004		Year ended December 31, 2005
Computed federal income tax expense (benefit) at the statutory rate	$2,375,850	34.0%	$(8,249,182)	35.0%
State income taxes, net of federal income tax benefit	273,950	3.9%	624,638	(2.6)%
Net deferred tax liability recorded at March 31, 2004	291,533	4.2%	—	0.0%
Excluded LLC operations (pre-March 31, 2004)	(717,471)	(10.3)%	—	0.0%
Change in fair market value of redeemable preferred stock conversion feature	1,311,550	18.8%	13,904,966	(59.0)%
Other, net	127,151	1.8%	110,880	(0.5)%

	$3,662,563	52.4%	$6,391,302	(27.1)%

12. STOCKHOLDERS’ EQUITY AND MEMBERS’ EQUITY

Preferred Stock—At December 31, 2005, the Company had authorized and issued 6,500,003 shares of Series A redeemable, convertible preferred stock with a par value of $0.001 per share. The holders of the preferred stock have the right but not the obligation to participate proportionately in certain types of future financings. Significant terms of this preferred stock are as follows:

•	Each share has the same voting rights as the number of common shares into which it is convertible. In addition, the holders of the Series A preferred have the right, voting separately from other stockholders, to elect one of five members of the Company’s Board of Directors (three of the remaining members are elected separately by the common stockholders and the last member is elected by both the common and preferred stockholders).

•

Dividends are cumulative and accrue on a daily basis at the rate of 6% per annum beginning on the date of issuance and based on the sum of the liquidation value ($2.00 per share) plus all accumulated and

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

unpaid dividends. Dividends become accumulated at the end of each calendar quarter. Accumulated, accrued and unpaid dividends at December 31, 2004 and 2005 were $596,571 ($.09 per share) and $1,430,904 ($.22 per share), respectively.

•	Upon any liquidation, dissolution or winding up of the Company, the preferred stockholders are entitled to a liquidation preference payment equal to the greater of (i) the sum of the liquidation value ($2.00 per share) plus all accumulated, accrued and unpaid dividends and (ii) the amount such holder would have been entitled to receive had such holder’s shares been converted into common stock immediately prior to the liquidation, dissolution or winding up. At December 31, 2004 and 2005, the liquidation value plus accumulated, accrued and unpaid dividends was $13,596,571 and $14,430,904, respectively.

•	Each share is convertible, at the option of the holder, into one share of common stock (subject to adjustments for events of dilution). In addition, the Company may require conversion of all preferred shares upon the approval of a majority of the preferred stockholders or upon the completion of a public offering of common shares underwritten by a nationally recognized investment bank yielding proceeds of at least $50,000,000 and a price of at least 4.3 times $2.00 per share (subject to adjustments for events of dilution) (a “Qualified Public Offering”).

•	Upon conversion, each holder of preferred stock is also entitled to receive payment of all accumulated, accrued and unpaid dividends on the preferred stock unless such conversion is made in connection with a public offering of the Company’s common stock.

•	In the event of a sale of more than 50% of the Company’s assets or certain changes in ownership of the Company’s stock as defined in the Company’s Amended and Restated Certificate of Incorporation, and upon the consent of the holders of a majority of the preferred stock, each holder of preferred stock may require the Company to redeem all or a portion of such shares. The redemption price is equal to the liquidation value ($2.00 per share) plus all accumulated, accrued and unpaid dividends.

•	At any time subsequent to March 31, 2011, the holders of a majority of the preferred shares may require the Company to redeem all or any portion of the preferred shares. The price paid by the Company to redeem the shares would be the greater of (i) the liquidation value ($2.00 per share) plus all accumulated, accrued and unpaid dividends, and (ii) the market value of the common stock issuable upon conversion of the preferred shares. This redemption right expires upon completion of a Qualified Public Offering.

The Series A preferred stock provides the holders the right to require the Company to redeem such shares for cash after the seventh anniversary of the issuance of the Series A preferred shares. The Company will be required to redeem the Series A preferred shares at the greater of (a) its liquidation value plus any accrued but unpaid dividends or (b) the fair value of the common shares into which the Series A preferred shares are convertible. Therefore, the embedded conversion feature requires separate accounting under SFAS No. 133. Consequently, the conversion feature must be bifurcated from the preferred stock and accounted for separately. The carrying value of the embedded derivative is adjusted to fair value at the end of each reporting period and the change in fair value is recognized in the statement of operations. On the date of issuance, the estimated fair value of the conversion feature was $1,670,277 which was recorded as a liability on the date of issue thus reducing the recorded value of the redeemable convertible preferred stock to $11,329,723. At each balance sheet date, we adjust the carrying value of the embedded derivative to estimated fair value and recognize the change in such estimated value in our consolidated statements of operations. The estimated fair value at December 31, 2004 and 2005 was $5,527,777 and $45,256,250, respectively.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

The Company also classifies the redeemable convertible preferred stock as mezzanine equity on the consolidated balance sheet. As such, the Company accretes the carrying value of such stock to its redemption value using the effective interest method through the redemption period. Total accreted value at December 31, 2004 and 2005 was $12,094,465 and $13,156,916, respectively.

Redeemable Common Stock—At any time subsequent to March 31, 2006, three of the Company’s common stockholders who are also executives of the Company may require the Company to repurchase up to 1,671,429 shares of common stock. The repurchase price will be the estimated market value of the common stock at the date of repurchase. Each of the stockholders may require a redemption one time only. This redeemable common stock is classified as mezzanine equity on the consolidated balance sheet and we record periodic accretions such that the recorded value is equal to the redemption value at each balance sheet date. This redemption right expires upon completion of a Qualified Public Offering. On the date of issuance on March 31, 2004, the estimated fair value of the redeemable common stock was $1,253,572 which was recorded as mezzanine equity. We accrete the carrying value of such stock to its redemption value for each reporting period. Total accreted value at December 31, 2004 and 2005 was $4,408,394 and $15,356,253, respectively.

Dividends—In September 2005, the Company’s Board of Directors declared two special dividends. The first dividend was $13,000,000 or $0.549 per share for each share of common stock and preferred stock outstanding as of September 9, 2005, the record date. This dividend was distributed to the Company’s stockholders in September 2005 and was funded by a term loan facility from Comerica Bank (see Note 6).

The second dividend was in the amount of $7,000,000 or $0.295 per share for each share of common stock and preferred stock outstanding as of September 9, 2005, the record date. Payment of this dividend occurred on February 9, 2006 (see Note 13).

There were no dividends declared in 2004.

13. SUBSEQUENT EVENTS

On January 23, 2006, the Company completed a reverse stock split, 1 for 1.25, of its common and preferred stock and adjusted the number of options under the 2004 Stock Option Plan. All numbers of common stock, preferred stock and per share data in the accompanying consolidated financial statements and related notes have been retroactively restated to give effect to the reverse stock split and the changes to the Stock Option Plan.

On February 9, 2006, the Company completed an initial public offering (“IPO”) of its common stock. On February 14, 2006, the Company closed its IPO by selling an aggregate of 5,800,000 shares of its common stock, from which the Company received net proceeds of approximately $86.4 million (after deducting for the underwriting discounts and commissions). As of December 31, 2005, the Company had deferred approximately $1.4 million in stock issuance costs. This amount is included in the prepaid expenses and other current assets in the consolidated balance sheet. Subsequent to the IPO, these costs will be charged against additional paid in capital on the consolidated balance sheet. In addition, at the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into common stock, and, as a result, the Company will not record any additional expense associated with the change in fair value of the conversion feature of the redeemable convertible preferred stock after such date. Prior to the IPO, this redeemable convertible preferred stock was classified as mezzanine equity on the consolidated balance sheet, and the fair value of the related conversion feature was classified as a liability on the consolidated balance sheet. Also as a result of the conversion of all outstanding shares of redeemable convertible preferred stock into shares of common stock, all

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

rights of the holders of such shares to receive accrued dividends or to exercise redemption rights terminated. Therefore, as a result, the accretion relating to our redeemable convertible preferred stock also terminated.

Finally, as a result of the Company’s IPO, the rights of certain holders of our common stock to have their shares redeemed by the Company terminated. Prior to our IPO, this redeemable common stock was classified as mezzanine equity on the consolidated balance sheet and we recorded periodic accretions of the redemption value of such shares at each balance sheet date. Because this redemption right expired upon the IPO, the Company will no longer be recording the periodic accretions related to these redemption rights, and these shares of common stock will no longer be recorded as mezzanine equity on our consolidated balance sheet but, instead, as shares of common stock within shareholders’ equity.

On February 9, 2006, the Company borrowed an additional $7 million under its term loan facility and distributed the full amount as a special dividend to the holders of our common stock and our then-outstanding redeemable convertible preferred stock. See Dividends discussion in Note 12. On February 14, 2006, the Company repaid in full the debt outstanding with Comerica Bank in the amount of $30,066,639 with proceeds from the IPO. Subsequent to repaying this outstanding debt, the Company terminated its term and revolving loan facilities with Comerica Bank.

On February 14, 2006, the Company’s 2006 Equity Incentive Plan became effective, with a total of 1,600,000 shares of our common stock initially authorized for issuance thereunder. In addition, shares available for grant under the 2004 Stock Plan at the IPO were rolled over and became available for grant under the 2006 Equity Incentive Plan, as will shares subject to options granted under the 2004 Stock Plan outstanding at the IPO that are terminated subsequent to the IPO. In addition, on the first day of each fiscal year beginning in 2007, the number of shares available for issuance may be increased by an amount equal to the lesser of (i) 3% of the outstanding shares of our common stock on the first day of the fiscal year, and (ii) such other amount as our board of directors may determine.

On January 20, 2006 the Company’s board of directors approved the grant of options to purchase an aggregate of 107,968 shares of the Company’s common stock under the 2004 Stock Plan at an exercise price of $10.63. On February 15, 2006, the Company’s board of directors approved the grant of options to purchase an aggregate of 62,352 shares of the Company’s common stock under the 2006 Equity Incentive Plan at an exercise price of $23.05.

In February 2006, the Company renewed its medical liability insurance for a period of one year. This insurance is collateralized by a separate letter of credit in the amount of $400,000. The previous policy required a letter of credit in the amount of $300,000.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

ITEM 9B. Other Information

None.

PART III

ITEM 10. Executive Officers, Directors and Key Employees

The following table provides information regarding our executive officers, directors and key employees as of December 31, 2005:

Executive Officers, Directors and Key Employees	Age	Position(s)
Executive Officers:
Paul E. Berger, M.D.	63	President, Chief Executive Officer and Director
Christopher R. Huber	37	Chief Financial Officer, Vice President of Operations and Director
Jon D. Berger	39	Vice President of Sales, Marketing and Business Development and Director

Other Directors:
David J. Brophy, Ph.D. (1)(2)(3)	69	Director
Peter Y. Chung (2)(3)	38	Director
Timothy M. Mayleben (1)(2)	45	Director
William G. Bradley M.D., Ph.D. (1)	57	Director

Key Employees:
Mark A. Callon	37	Vice President, Business Development
John Cardosa	34	Vice President, Corporate Development
Paul E. Cartee	33	Vice President, General Counsel and Secretary
Andrea Clegg	38	Vice President of Finance
Peter P. Hausback	46	Vice President and Chief Accounting Officer

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and governance committee

Paul E. Berger, M.D. is one of our founders and has served as a director and as our President and Chief Executive Officer since 2004. From 2001 to 2004, Dr. Berger served as President of Nighthawk Radiology Services, LLC, our predecessor. Prior to joining us, Dr. Berger served as President of MD3 Corporation, a provider of radiological picture archiving and communications services, from 2000 to 2001. From 1996 to 2003, he served as President of Berger & Associates, a medical expert witness consulting firm, and as a physician with Radiology Associates of Northern Idaho. From 1989 through 1995, he served as President and Chief Executive Officer of MEMRAD Medical Group, Inc., the largest radiology group in the state of California. Dr. Berger received a B.S. from Tufts University and an M.D. from the State University of New York-Downstate. He received his radiology training at the University of Michigan and completed a fellowship in pediatric neuroradiology at the Hospital for Sick Children, Toronto, Canada. Dr. Berger is certified by the American Board of Radiology and is a member of the American College of Radiology. Dr. Berger is the father of Jon D. Berger, one of our directors and executive officers

Christopher R. Huber is one of our founders and has served as a director and as our Vice President of Operations since 2004, and as our Chief Financial Officer since January 2005. From 2001 to 2004, Mr. Huber served as Vice President, Treasurer and Secretary of Nighthawk Radiology Services, LLC, our predecessor. Prior to joining us, Mr. Huber served as Finance Director of MD3 Corporation, a provider of radiological picture archiving and communications services, from 2000 to 2001. From 1998 to 2001, Mr. Huber served as Finance Director of Berger & Associates, a medical expert witness consulting firm. From 1997 to 1998, he served as a Platform Commodity Manager for Intel Corporation. From 1995 to 1997, Mr. Huber served as a Capital Markets Product Specialist for Wachovia Corporate Services Inc. Mr. Huber received a B.A. from the University of California, Irvine and a Masters in International Management from Thunderbird—The Garvin School of International Management.

Jon D. Berger is one of our founders and has served as a director and as our Vice President of Sales and Marketing since 2004. From 2001 to 2004, Mr. Berger served as Vice President of Nighthawk Radiology Services, LLC, our predecessor. Prior to joining us, he served as Vice President for MD3 Corporation, a provider for radiological picture archiving and communications services, from 2000 to 2001. Mr. Berger received a B.S. from the University of California, Irvine. Mr. Berger is the son of Dr. Paul Berger.

David J. Brophy, Ph.D. has served as a director since 2004. Dr. Brophy is the Director of the Office for the Study of Private Equity and an Associate Professor of Finance at the University of Michigan, Ross School of Business, where he has been employed since 1966. Dr. Brophy also serves as a director of Munder Funds, an investment management firm. Dr. Brophy received a B.A. and a B.Comm. from St. Francis Xavier University, an M.B.A. from the University of Detroit and a Ph.D. from the Ohio State University.

Peter Y. Chung has served as a director since 2004. Mr. Chung is a managing partner and member of various entities affiliated with Summit Partners, a private equity and venture capital firm, which he joined in August 1994. Mr. Chung also serves as a director of SeaBright Insurance Holdings, Inc., a provider of multi-jurisdictional workers’ compensation insurance, Sirenza Microdevices, Inc., a designer and supplier of radio frequency components and a number of privately-held companies. Mr. Chung received an A.B. from Harvard University and an M.B.A. from Stanford University.

Timothy M. Mayleben has served as a director since 2005. Since 2004, Mr. Mayleben has served as a consultant with ElMa Advisors LLC, an entity formed by Mr. Mayleben, where he has been advising life science and health care companies. Mr. Mayleben also serves as a director of Aastrom Biosciences, Inc., a biotechnology company. Prior to joining us, Mr. Mayleben served as Chief Financial Officer of Esperion Therapeutics, a biopharmaceutical company, from 1998 to 2004 and as Chief Operating Officer of Esperion from 2002 to 2004. Prior to joining Esperion, he was an executive with Transom Technologies, Inc., a simulation software company. From 1990 to 1997, Mr. Mayleben held various financial and operating management positions with Applied Intelligent Systems, Inc., a machine vision company. Mr. Mayleben started his professional career with an international public accounting firm in 1984. Mr. Mayleben received a B.B.A. from the University of Michigan and an M.B.A. with distinction from Northwestern University. Mr. Mayleben serves as the chairman of the Audit Committee of the Board of Directors and has been determined by the Board of Directors to be an audit committee financial expert.

William G. Bradley M.D., Ph.D. has served as a director since 2005. Dr. Bradley is the chairman of radiology at the University of California, San Diego School of Medicine where he has been employed since 2002. Prior to that, Dr. Bradley served from 1990 to 2002 as Director of Magnetic Resonance Imaging and Radiology Research at Long Beach Memorial Medical Center. From 1991 to 2002, he served as Professor of Radiological Services at the University of California, Irvine. Dr. Bradley received a B.S. from the California Institute of Technology, an M.A. and a Ph.D. from Princeton University and an M.D. from the University of California, San Francisco.

Mark Callon has served as our Vice President of Business Development since 2005. From 1999 to 2005, Mr. Callon practiced law at Wilson Sonsini Goodrich & Rosati, Professional Corporation, in Seattle, Washington and Palo Alto, California, where he specialized in securities and M&A transactions. He has also worked as a Congressional aide in Washington, D.C. and in business development for the Seattle Mariners baseball club. Mr. Callon received an A.B. and a J.D. from Stanford University.

John Cardosa has served as our Vice President of Corporate Development since 2006. Prior to joining us, Mr. Cardosa served as a business strategy consultant with Gartner, in McLean, Virginia from 2004 to 2006 and as a senior manager with GXS, in Gaithersburg, Maryland from 2003 to 2004. Mr. Cardosa’s experience in financial services and investing includes working as an analyst at Chesapeake Partners, a hedge fund in Baltimore, Maryland, from 2002 to 2003 and as an investment banker in Goldman Sachs’ Merger and Strategic Advisory Group in New York, New York from 2000 to 2001. Prior to attending business school, Mr. Cardosa was an officer in the U.S. Navy, where he served as a math and physics instructor at the Naval Nuclear Power School from 1994 to 1998. Mr. Cardosa received a B.S.E. from Duke University an M.B.A. from The University of Chicago.

Paul E. Cartee has served as our Vice President and General Counsel since 2005. Prior to joining us, Mr. Cartee practiced corporate and securities law at Wilson Sonsini Goodrich & Rosati, Professional Corporation, in Seattle, Washington from 2001 to 2005. From 1994 to 1998, he served as a lieutenant in the U.S. Navy at the Naval Nuclear Power School as an instructor of physics and mechanical engineering. Mr. Cartee received a B.S. from Murray State University and a J.D. from Duke University.

Andrea Clegg has served as our Vice President of Finance and Corporate Treasurer since 2004. From 2003 to 2004, Ms. Clegg served as our Director of Credentialing and Licensing. Prior to joining us, Ms. Clegg served as the Vice President of Finance & Controller of Twentieth Century Fox Film Corporation’s Home Entertainment Division from 1999 to 2003. She has also worked at several manufacturing and distribution companies including Mattel Inc., Wham-O Toys Inc., and Northrop-Grumman Inc. Ms. Clegg received a B.A. in Economics and a B.A. in Geography from the University of California at Santa Barbara and an M.B.A. from Loyola Marymount University.

Peter P. Hausback has served as our Vice President and Chief Accounting Officer since 2005. Prior to joining us, Mr. Hausback served as Vice President and Chief Financial Officer for WestCoast Hospitality Corp., a provider of lodging and entertainment services, from 2002 to 2005. From 2001 to 2002, Mr. Hausback served as Vice President and Chief Financial Officer of BriteSmile, Inc., a developer of teeth whitening products and systems. From 1992 to 2001, he served in various management positions with Il Fornaio (America) Corporation, a restaurant and bakery chain, including as Vice President of Finance and Chief Financial Officer from 1999 to 2001. From 1987 to 1992, Mr. Hausback served as an accountant with Price Waterhouse LLP in San Francisco. Mr. Hausback is a certified public accountant and received a B.S. from Long Beach State University and an M.B.A. from Saint Mary’s College of California.

Board of Directors

Our board of directors currently consists of seven members. Our bylaws permit our board of directors to establish by resolution the authorized number of directors, and seven directors are currently authorized.

Our board of directors is divided into three classes of directors, each serving staggered three-year terms, as follows:

•	Class I consists of Dr. Bradley and Mr. Huber, whose terms will expire at the annual meeting of stockholders to be held in 2007,

•	Class II consists of Mr. Jon Berger and Mr. Chung, whose terms will expire at the annual meeting of stockholders to be held in 2008, and

•	Class III consists of Dr. Paul Berger, Dr. Brophy and Mr. Mayleben, whose terms will expire at the annual meeting of stockholders to be held in 2009.

Upon expiration of the term of a class of directors, directors for that class will be elected for three-year terms at the annual meeting of stockholders in the year in which such term expires. Each director’s term is subject to the election and qualification of his successor, or his earlier death, resignation or removal. The authorized number of directors may be changed by resolution duly adopted by at least a majority of our entire board of directors, although no decrease in the authorized number of directors will have the effect of removing an incumbent director from the board of directors until the incumbent director’s term expires. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. Accordingly, this classification of our board of directors may have the effect of delaying or preventing changes in control of management.

Dr. Paul Berger and Mr. Jon Berger are related as father and son. Except for this relationship, there are no family relationships among any of our directors or executive officers.

Director Independence

In September 2005, our board of directors undertook a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that Messrs. Brophy, Chung and Mayleben, representing three of our seven directors, are “independent directors” as defined under the rules of the Nasdaq.

Under the corporate governance standards of the Nasdaq, by no later than the first anniversary of the closing of our initial public offering, a majority of our directors must be independent directors. We intend to reconstitute our board of directors prior to the first anniversary of the closing of our initial public offering in order to comply with these requirements.

Committees of the Board of Directors

Our board of directors has an audit committee, a compensation committee, and a nominating and governance committee, each of which has the composition and responsibilities described below.

Audit Committee

Messrs. Mayleben, Brophy and Bradley, each of whom is a non-employee member of our board of directors, comprise our audit committee. Mr. Mayleben is the chairman of our audit committee. Our board has determined that each of Mr. Mayleben and Dr. Brophy meets the requirements for independence and financial literacy under the current requirements of the Nasdaq and SEC rules and regulations. The board of directors has also determined that Mr. Mayleben is an “audit committee financial expert” as defined in SEC rules and satisfies the financial sophistication requirements of the Nasdaq. The audit committee is responsible for, among other things:

•	selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors,

•	evaluating the qualifications, performance and independence of our independent auditors,

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters,

•	reviewing the adequacy and effectiveness of our internal control policies and procedures,

•	acting as our qualified legal compliance committee, and

•	preparing the audit committee report that the SEC requires in our annual proxy statement.

Under the corporate governance standards of the Nasdaq, by no later than the first anniversary of the completion of our initial public offering, each member of our audit committee must be an independent director. We intend to replace Dr. Bradley as a member of our audit committee prior to the first anniversary of the closing of our initial public offering in order to comply with this requirement.

Compensation Committee

Messrs. Brophy, Chung and Mayleben, each of whom is a non-employee member of our board of directors, comprise our compensation committee. Dr. Brophy is the chairman of our compensation committee. Our board has determined that each member of our compensation committee meets the requirements for independence under the current requirements of the Nasdaq. The compensation committee is responsible for, among other things:

•	reviewing and approving our chief executive officer and other executive officers’ annual base salaries, annual incentive bonuses, including the specific goals and amount, equity compensation, employment agreements, severance arrangements and change in control agreements/provisions, and any other benefits, compensation or arrangements,

•	evaluating and recommending to the board incentive compensation plans,

•	administering our equity incentive plans, and

•	preparing the compensation committee report that the SEC requires in our annual proxy statement.

Nominating and Governance Committee

Messrs. Brophy and Chung, each of whom is a non-employee member of our board of directors, comprise our nominating and governance committee. Mr. Chung is the chairman of our nominating and governance committee. Our board has determined that each member of our nominating and governance committee meets the requirements for independence under the current requirements of the Nasdaq. The nominating and governance committee is responsible for, among other things:

•	assisting the board in identifying prospective director nominees and recommending to the board director nominees for each annual meeting of stockholders,

•	developing and recommending to the board governance principles applicable to us,

•	overseeing the evaluation of the board of directors and management, and

•	recommending members for each board committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires all of our executive officers, directors and persons owning more than 10% of any registered class of our capital stock to file reports of ownership and changes in ownership with the SEC. We did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act until our initial public offering in February 2006. Accordingly, no Section 16(a) beneficial ownership reporting compliance issues arose during our last fiscal year.

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, principal accounting officer and other employees. This code is available on our website at www.nighthawkrad.net and is available in print to any stockholder who requests it. If we waive any material provision of our Code of Ethics or substantively change the code, we will disclose that fact on our website within four business days.

ITEM 11. Executive Compensation

The following table provides information regarding the compensation of our chief executive officer and our two other executive officers during the fiscal years ended December 31, 2005 and 2004.

Summary Compensation Table

				Long-Term Compensation Awards
		Annual Compensation		Securities Underlying Options	All Other Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)
Paul E. Berger, M.D. President and Chief Executive Officer	2005 2004	600,000 608,809	600,000 600,000	—	— 345,670	(1)

Jon D. Berger Vice President of Sales, Marketing and Business Development	2005 2004	350,000 324,136	350,000 350,000	—	— 138,596	(2)

Christopher R. Huber Chief Financial Officer and Vice President of Operations	2005 2004	350,000 326,097	350,000 350,000	—	— 138,596	(2)

(1)	Includes $271,548 as an equity distribution and $66,165 in consulting fees.
(2)	Includes $138,596 as an equity distribution.

Stock Option Grants in Last Fiscal Year

We did not grant options to any of our executive officers during the years ended December 31, 2004 and December 31, 2005.

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

None of our executive officers exercised stock options during the years ended December 31, 2004 and December 31, 2005, nor held any stock options as of December 31, 2004 and December 31, 2005.

Director Compensation

In May 2005, our board of directors adopted a compensation program for outside directors. Pursuant to this program, each non-employee director will receive the following cash compensation for board services, as applicable:

•	$4,000 per quarter for service as a director,

•	$5,000 per quarter for service as chairman of the audit committee, $1,000 per quarter for service as chairman of the compensation committee and $1,000 per quarter for service as chairman of the nominating and corporate governance committee, and

•	$1,000 for each board meeting attended in person ($500 for meetings attended by telephone) and $1,000 for each committee meeting attended in person ($500 for meetings attended by telephone).

Our non-employee directors have received options to purchase shares of our common stock under our 2004 Stock Plan. In October 2004, we granted options to purchase 36,000 shares of common stock at an exercise price of $1.56 per share to each of Peter Y. Chung and David J. Brophy. In March 2005, we granted options to purchase 36,000 shares of common stock at an exercise price of $3.62 per share to each of William Bradley, M.D., Ph.D. and Timothy M. Mayleben. Each of these options has the following 3-year vesting schedule: 1/3 of the shares subject to the option vest on the first anniversary of the vesting commencement date, and 1/36 of the shares subject to the option vest each month thereafter. In the event of certain change of control transactions, including our merger with or into another corporation or the sale of substantially all of our assets, the vesting of all shares subject to each option will accelerate fully.

The compensation of our non-employee directors is currently under review by our board of directors.

Employment Agreements and Change in Control Arrangements

Employment Agreements

Paul E. Berger, M.D. Dr. Berger’s employment agreement provides that Dr. Berger is an at-will employee with an annual base salary of $600,000 and an annual incentive bonus of up to 100% of his base salary. The agreement provides that Dr. Berger will receive 50% of his base salary if we reach revenue and EBITDA goals determined by the compensation committee of our board of directors (after consultation with Dr. Berger). For every 1% we exceed or fall short of the revenue goal, Dr. Berger’s bonus is adjusted accordingly by 1.67%, up to 25% of his base salary. For every 1% we exceed or fall short of the EBITDA goal, Dr. Berger’s bonus is adjusted accordingly by 1.25%, up to 25% of his base salary. Dr. Berger’s salary and target bonus amount are subject to review by our compensation committee for market and performance adjustments within 30 days of the beginning of each calendar year and may be increased after such review with the unanimous written consent of the compensation committee. If we terminate Dr. Berger’s employment without cause or if Dr. Berger terminates his employment for good reason, each as defined in his employment agreement, he will be entitled to receive his base salary and bonus (prorated to the date of termination) payable in regular installments from the date of termination for a period of 12 months thereafter. Dr. Berger has also entered a confidentiality and non-compete agreement that prohibits him from engaging in specified competitive activities and soliciting our employees, customers, suppliers or other business relations for a period of 24 months following the date of his termination.

Jon D. Berger. Mr. Berger’s employment offer letter provides that Mr. Berger is an at-will employee with an annual base salary of $350,000 and an annual incentive bonus of up to 100% of his base salary. The offer letter provides for the same incentive bonus structure as Dr. Berger’s incentive bonus structure described above. Mr. Berger has also entered a confidentiality and non-compete agreement that prohibits him from engaging in specified competitive activities and soliciting our employees, customers, suppliers or other business relations for a period of 24 months following the date of his termination.

Christopher R. Huber. Mr. Huber’s employment offer letter provides that Mr. Huber is an at-will employee with an annual base salary of $350,000 and an annual incentive bonus of up to 100% of his base salary. The offer letter provides for the same incentive bonus structure as Dr. Berger’s incentive bonus structure described above. Mr. Huber has also entered a confidentiality and non-compete agreement that prohibits him from engaging in specified competitive activities and soliciting our employees, customers, suppliers or other business relations for a period of 24 months following the date of his termination.

The compensation of our executive management is currently under review by the compensation committee of the board of directors. See “—Compensation Committee Report on Executive Compensation.”

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Compensation Committee Report on Executive Compensation

The Compensation Committee is responsible for overseeing the general compensation policies and compensation plans of NightHawk, which includes review and approval of base salaries for executive officers and administration of NightHawk’s incentive compensation programs.

General Compensation Philosophy. Our compensation policy is designed to (i) provide competitive levels of total compensation to attract and retain qualified key executives and employees critical to NightHawk’s growth and long-term success, (ii) combine base salary, bonus and equity-based awards to motivate all employees and key service providers, (iii) align the financial interests of employees and stockholders through equity-based plans and (iv) provide a total compensation program that recognizes individual roles, responsibilities and performance in relation to the success of the overall business.

Compensation Program. The Compensation Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company and determines the specific compensation and benefits for the Chief Executive Officer, Chief Financial Officer and Vice President of Sales, Marketing and Business Development. The Compensation Committee is also responsible for the administration of the 2006 Equity Incentive Plan and the 2004 Stock Plan. The major components of executive compensation are base salary and cash bonus, and with respect to certain key employees other than the Chief Executive Officer, Chief Financial Officer and Vice President of Sales, Marketing and Business Development, potential long-term compensation through equity-based compensation. The Compensation Committee considers the total current and potential long-term compensation of each executive officer in establishing each element of compensation.

The summary below describes in more detail the factors that the Compensation Committee considers in establishing each of the components of the compensation package provided to executive officers.

Base Salary. In determining compensation levels for the Chief Executive Officer, Chief Financial Officer and Vice President of Sales, Marketing and Business Development, and in providing guidelines for other key employees, the base salary is established primarily on the basis of an individual’s qualifications and relevant experience, the strategic goals for which he or she has responsibility, the compensation levels at companies comparable to ours, and the incentives necessary to attract and retain qualified management. In addition, the Compensation Committee periodically hires compensation and benefits consultants to assist in developing compensation strategies and providing data on compensation levels at other relevant companies.

Bonuses. The Compensation Committee oversees the administration of bonus plans as adopted from time to time. Bonus amounts paid to the Chief Executive Officer, Chief Financial Officer and Vice President of Sales, Marketing and Business Development have been calculated in accordance with an Employment Agreement (in the case of the Chief Executive Officer) and Employment Offer Letters (in the case of the Chief Financial Officer and Vice President of Sales, Marketing and Business Development) executed and delivered in connection with an investment in NightHawk made by Summit Partners in March 2004. See “—Employment Agreements and Change in Control Arrangements”. These bonus amounts were based on NightHawk’s success in achieving specific revenue and profit goals and other qualitative factors.

Stock-Based Benefit Plans. Because each of the Chief Executive Officer, Chief Financial Officer and Vice President of Sales, Marketing and Business Development was a founder of NightHawk and holds a considerable portion of our outstanding common stock, the Compensation Committee has not to date deemed it appropriate to include equity incentives as part of such officer’s overall compensation package. The Compensation Committee does, however, believe that stock-based performance compensation arrangements are essential in aligning the interests of employees and the stockholders in enhancing the long-term value of NightHawk’s equity. As such, the Committee may provide equity incentives to the executive officers identified above in the future. NightHawk’s 2006 Equity Incentive Plan provides for the issuance of stock options to its officers, employees and key service providers to purchase shares of common stock at an exercise price equal to the fair market value of such stock on the date of grant. Stock options are granted to certain of NightHawk’s officers and other employees and key service providers both as a reward for past individual and corporate performance and as an incentive for future performance.

Compensation of the Chief Executive Officer. Dr. Paul Berger is one of our founders and has served as a director and as our President and Chief Executive Officer since 2004, and as President of NightHawk Radiology Services, LLC, our predecessor, since 2001. Dr. Berger’s compensation package for 2005 was determined in accordance with Dr. Berger’s Employment Agreement described above. See “—Employment Agreements and

Change in Control Arrangements”. In accordance with Dr. Berger’s Employment Agreement, Dr. Berger was paid a base salary of $600,000 for 2005. In addition, the Compensation Committee awarded to Dr. Berger a bonus in the amount of $600,000, based on his individual performance during 2005 as well as the Company’s financial performance. In reviewing Dr. Berger’s current compensation package for fiscal 2006, the Compensation Committee reviewed a competitive market assessment and evaluation of the Company’s executive compensation policies, and recommendations regarding executive compensation philosophy prepared by an outside executive compensation specialist. Upon completion of that study, and following deliberation by both the Compensation Committee and the Board of Directors, the Compensation Committee maintained Dr. Berger’s base salary for 2006 at $600,000 effective January 1, 2006. After the end of fiscal 2006, the Compensation Committee will again evaluate Dr. Berger’s individual performance in 2006 as well as the Company’s success in achieving the revenue and profit goals established for 2006, as well as other qualitative factors. Based upon these factors, and in accordance with his Employment Agreement described above, Dr. Berger is eligible to earn a 2006 bonus of up to $600,000. Finally, the Compensation Committee will continue to consider whether to begin to include equity incentives as part of Dr. Berger’s overall compensation package and may begin to do so in the future.

Deductibility of Executive Compensation. The Compensation Committee has considered the impact of Section 162(m) of the Internal Revenue Code, which section disallows a federal income tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the chief executive officer and the four other most highly compensated executive officers, respectively, unless such compensation meets the requirements for the “performance-based” exception to Section 162(m). It is the Compensation Committee’s policy to qualify, to the extent reasonable, its executive officers’ compensation for deductibility under applicable tax law. However, NightHawk may, from time to time, pay compensation to executive officers that may not be deductible.

COMPENSATION COMMITTEE

David J. Brophy, Chairman

Peter Y. Chung

Timothy Mayleben

Performance Graph

Because there was no public market for our common stock prior to February 9, 2006, we are unable to provide the required line graph comparing the yearly percentage change in our cumulative total shareholder return on our common stock as compared to the cumulative total return of a broad equity market index. We will begin to provide this information beginning with our annual report on Form 10-K for our fiscal year ended December 31, 2006.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock at March 1, 2006, for:

•	Each person who we know beneficially owns more than five percent of our common stock;

•	Each of our directors;

•	Each of our executive officers; and

•	All of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 29,809,571 shares of common stock outstanding at March 1, 2006. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants or other convertible securities held by that person or entity that are currently exercisable or exercisable within 60 days of March 1, 2006. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than one percent is denoted with an “*.”

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o NightHawk Radiology Holdings, Inc., 250 Northwest Boulevard, Suite 202, Coeur d’Alene, Idaho 83814.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders (1)
Summit Partners (2)	5,400,000	18.1%

Directors and Executive Officers:
Paul E. Berger, M.D. (3)	6,486,001	21.8%
Jon D. Berger	2,443,880	8.2%
Christopher R. Huber	3,201,737	10.7%
William G. Bradley, M.D., Ph.D.(4)	652,876	2.2%
David J. Brophy, Ph.D. (5)	25,000	*
Peter Y. Chung (6)	5,425,000	18.2%
Timothy M. Mayleben (7)	14,000	*
All executive officers and directors as a group (seven persons) (8)	18,248,494	61.2%

*	Less than one percent.
(1)	Dr. Paul Berger, Mr. Jon Berger and Mr. Huber are also holders of greater than five percent of our outstanding shares of common stock.
(2)	Represents (a) 3,530,718 shares of common stock held by Summit Ventures VI-A, L.P.; (b) 1,472,450 shares of common stock held by Summit Ventures VI-B, L.P.; (c) 168,750 shares of common stock held by Summit Subordinated Debt Fund II, L.P.; (d) 112,738 shares of common stock held by Summit VI Entrepreneurs Fund, L.P.; (e) 73,430 shares of common stock held by Summit VI Advisors Fund, L.P. and (f) 41,914 shares of common stock held by Summit Investors VI, L.P. (such entities collectively referred to as “Summit Partners”). Summit Partners, L.P. is the managing member of Summit Partners VI (GP), LLC, which is the general partner of Summit Partners VI (GP), L.P., which is the general partner of each of Summit Ventures VI-A, L.P., Summit Ventures VI-B, L.P., Summit VI Advisors Fund, L.P., Summit VI Entrepreneurs Fund, L.P. and Summit Investors VI, L.P. Summit Partners SD II, LLC is the general partner of Summit Subordinated Debt Fund II, L.P. Summit Partners, L.P., through a three-person investment committee composed of certain of the members of Summit Master Company, LLC, has voting and dispositive authority over the shares held by each of these entities and therefore beneficially owns such shares. Decisions of the investment committee are made by a majority vote of its members and, as a result, no single member of the investment committee has voting or dispositive authority over the shares. Gregory M. Avis, John R. Carroll, Peter Y. Chung, Scott C. Collins, Bruce R. Evans, Charles J. Fitzgerald, Walter G. Kortschak, Martin J. Mannion, Kevin P. Mohan, Thomas S. Roberts, E. Roe Stamps, IV, Joseph F. Trustey and Stephen G. Woodsum are the members of Summit Master Company, LLC, which is the general partner of Summit Partners, L.P., and each disclaims beneficial ownership of the shares held by Summit Partners. The address for each of these entities is 222 Berkeley Street, 18th Floor, Boston, MA 02116.
(3)	Includes 5,886,921 shares held by Dr. Berger and 599,080 shares held by the Paul E. Berger Annuity Trust of which Dr. Berger serves as the trustee.
(4)	Includes options exercisable for 14,000 shares of common stock within 60 days of March 1, 2006.
(5)	Includes options exercisable for 25,000 shares of common stock within 60 days of March 1, 2006.

(6)	Includes options exercisable for 25,000 shares of common stock within 60 days of March 1, 2006 and shares held by Summit Partners. Mr. Chung is a managing partner and member of various entities affiliated with Summit Partners. Mr. Chung does not have voting or dispositive authority over these shares and disclaims beneficial ownership of these shares.
(7)	Includes options exercisable for 14,000 shares of common stock within 60 days of March 1, 2006.
(8)	Includes options exercisable for 78,000 shares of common stock within 60 days of March 1, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2005:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	0	N/A	1,600,000
Equity Compensation Plans Not Approved by Security Holders(1)	1,723,590	$2.87	58,215

Total	1,723,590	$2.87	1,658,215

(1)	The 2004 Stock Plan permits only grants of Nonstatutory Stock Options and therefore did not require stockholder approval. We did obtain the requisite consent from certain stockholders for the adoption of the 2004 Stock Plan pursuant to a contractual obligation.

ITEM 13. Certain Relationships and Related Transactions

We describe below transactions and series of similar transactions, during our last three fiscal years, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $60,000, and

•	a director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

We also describe below certain other transactions with our directors, executive officers and stockholders.

Common Stock Sales

In connection with the creation and recapitalization of NightHawk Radiology Holdings, Inc. in March 2004, we issued 8,457,428 shares of our common stock to Dr. Paul Berger, 4,128,429 shares of our common stock to Mr. Jon Berger and 4,128,429 shares of our common stock to Mr. Huber, each of whom is one of our directors and executive officers, in exchange for all the outstanding membership units of Nighthawk Radiology Services, LLC held by them.

In 2003, it was agreed that Michael Cooney M.D. would be issued a warrant to purchase membership units of Nighthawk Radiology Services, LLC representing approximately 2% of its authorized capital. However, the warrant was not issued prior to the formation and recapitalization of NightHawk Radiology Holdings, Inc. on March 31, 2004. In connection with that transaction, Dr. Berger, Mr. Huber and Mr. Berger agreed that they would collectively surrender to NightHawk Radiology Holdings, Inc. a number of shares approximately equal to what Dr. Cooney would have received as part of the recapitalization had the shares been issued to Dr. Cooney prior to the transaction. Accordingly, in November 2004, Dr. Berger, Mr. Huber and Mr. Berger, respectively, surrendered 503,751, 251,874 and 251,875 shares of common stock to NightHawk Radiology Holdings, Inc. and, in exchange for, among other things, a release by Dr. Cooney of all claims against us, we issued to him 1,007,500 shares of our common stock with an approximate aggregate value of $1.8 million.

Preferred Stock Sale

In March 2004, we issued an aggregate of 6,500,003 shares of our redeemable preferred stock to entities affiliated with Summit Partners, a private equity and venture capital firm, at a purchase price of $2.00 per share. Peter Y. Chung, one of our directors, is a managing partner and member of various entities affiliated with Summit Partners. In connection with this sale of shares, we entered into a stockholders agreement that provided for, among other things, board and committee designation rights, restrictions on share transfers, and rights of first refusal in connection with proposed transfers of shares. The agreement also granted certain affiliates of Summit Partners and our founders, Dr. Paul Berger, Mr. Huber and Mr. Jon Berger, rights to require us to repurchase shares of our stock held by them. The rights and restrictions terminated upon the consummation of our initial public offering.

Subordinated Promissory Notes

In March 2004, Nighthawk Radiology Services, LLC, our wholly-owned subsidiary, issued $12 million in subordinated promissory notes to certain affiliates of Summit Partners. Peter Y. Chung, one of our directors, is a managing partner and member of various entities affiliated with Summit Partners. Each note was due on March 31, 2010 with accrued interest at the rate of 10% per annum. We repaid these notes in full on April 20, 2005 using proceeds of our loan and security agreement with Comerica Bank.

Registration Agreement

In connection with the March 2004 sale of shares of our redeemable preferred stock to entities affiliated with Summit Partners, we entered into a registration agreement that provides for rights relating to the registration of the shares of common stock issuable upon conversion of the redeemable preferred stock. These rights include demand, short-form and piggyback registration rights. In addition, Dr. Paul Berger, Mr. Huber and Mr. Jon Berger, each of whom is one of our directors and executive officers, are parties to, and have piggyback registration rights under, this agreement.

Stock Option Grants

Certain stock option grants to our directors and related option grant policies are described in this annual report under Item 11—“Executive Compensation.” Pursuant to our director compensation policy and prior arrangements, we granted the following options to certain non-employee directors:

•	In October 2004, we granted Mr. Chung an option to purchase 36,000 shares of our common stock at an exercise price of $1.56 per share, vesting over a three-year period from April 1, 2004.

•	In October 2004, we granted Dr. Brophy an option to purchase 36,000 shares of our common stock at an exercise price of $1.56 per share, vesting over a three-year period from April 1, 2004.

•	In March 2005, we granted Dr. Bradley an option to purchase 36,000 shares of our common stock at an exercise price of $3.62 per share, vesting over a three-year period from the date of grant.

•	In March 2005, we granted Mr. Mayleben an option to purchase 36,000 shares of our common stock at an exercise price of $3.62 per share, vesting over a three-year period from the date of grant.

•	In the event of certain change in control transactions, including our merger with or into another corporation or the sale of substantially all of our assets, the vesting of all shares subject to these options will accelerate fully.

Employment Arrangements and Indemnification Agreements

We have entered into employment arrangements with certain of our executive officers. See “Executive Compensation—Employment Agreements and Change in Control Arrangements.”

We have also entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Consulting Agreement

In June 2004, we entered into a consulting agreement with Dr. Bradley to provide at least 100 hours per year of consulting services as an independent contractor to assist in the coordination and management of our relationships with academic institutions and professional associations. We issued Dr. Bradley 638,876 shares of our common stock in connection with this agreement. These shares were subject to vesting upon the occurrence of certain events, including a change of control, after the expiration of any applicable lock-up period following an initial public offering, termination of Dr. Bradley’s status as a service provider without cause or his death or disability. The unvested shares remaining upon the termination of Dr. Bradley’s services to us were subject to forfeiture and automatic reacquisition by us at no cost. In June 2005, our board of directors approved full acceleration of vesting of Dr. Bradley’s 638,876 shares of common stock.

Radiology Services Agreements

In February 2004, we entered into a professional services agreement with Dr. Paul Berger, our director, president and chief executive officer, to provide us with radiology services at his discretion for a term of two years. The contract provides for a base compensation of $175 per hour and an additional $10 per examination after Dr. Berger has performed beyond a minimum threshold number of examinations. Prior to entering into this agreement, Dr. Berger had provided us with radiology services for which he received compensation pursuant to substantially similar terms. During 2003, 2004 and 2005 we paid Dr. Berger approximately $104,000, $65,000 and $0 respectively, for the radiology services that he provided in addition to his compensation as our president and chief executive officer.

In August 2002, we entered into a professional services agreement with Michael Cooney, M.D., previously a holder of more than five percent of our common stock, to provide us with radiology services for a term through December 31, 2005 and automatically renewable for additional one-year terms, unless earlier terminated. We paid Dr. Cooney $990,170, $1,536,273 and $1,548,165 as an independent contractor during 2003, 2004 and 2005 respectively, for the radiology services that he provided pursuant to the agreement.

In November 2004, we entered into a customer agreement with Regents, University of California, on behalf of the University of California San Diego School of Medicine, Department of Radiology of which William G. Bradley, M.D., Ph.D., one of our directors, is chairman. Pursuant to the agreement, we provide up to 155 radiological interpretations per month free of charge in exchange for attendance to continued medical education courses sponsored by the Department of Radiology at the UCSD School of Medicine at no cost to our affiliated radiologists. The agreement does not restrict the number of our affiliated radiologists permitted to attend these courses or the number of courses that they may attend. The estimated annual value of the interpretations provided by our affiliate radiologists under the agreement and of the education courses that they may attend is less than $60,000 in aggregate.

During 2003, 2004 and 2005 we provided radiology services to Radiology Associates of Northern Idaho, LLC, or RANI, a former member of Nighthawk Radiology Services, LLC, without charge. The estimated value of the services we provided to RANI, based on rates charged to unrelated third parties, was approximately $109,000, $113,000 and $109,500 in 2003, 2004 and 2005 respectively.

Family Relationships

Dr. Paul E. Berger, our director, president and chief executive officer, is the father of Jon Berger, our director and vice president of sales, marketing and business development, and Scott Berger, who has served as our Director of Technology Development since June 2003. Scott Berger received compensation of $58,074 in 2003, $134,876 in 2004 and $162,787 in 2005. Scott Berger was also granted an option to purchase 16,000 shares of our common stock at an exercise price of $1.56 per share in October 2004 and an option to purchase an additional 16,000 shares of our common stock at an exercise price of $3.12 in February 2005. In addition, Dr. Berger’s son-in-law, Mark Kettell, has served as our Manager of Implementations since June 2003. Mr. Kettell received compensation of $28,616 in 2003, $73,319 in 2004 and $97,142 in 2005. In October 2004, Mr. Kettell was also granted an option to purchase 12,000 shares of our common stock at an exercise price of $1.56 per share.

ITEM 14. Principal Accounting Fees and Services

For the years ended December 31, 2004 and 2005, professional services were performed by Deloitte & Touche LLP. The aggregate fees billed by Deloitte & Touche for the years ended December 31, 2004 and 2005 were as follows:

Services Rendered	Fees
	2004	2005
Audit Fees (1)	$74,638	$548,053
Audit-Related Fees (2)	—	394,352
Tax Fees (3)	61,967	118,773
All Other Services (4)	—	1,500

Total	$136,605	$1,062,678

(1)	Fees billed for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and 2005 and reviews of interim financial information for the year ended December 31, 2005.
(2)	Includes fees billed for work performed on the Company’s registration statement on Form S-1 and related amendments.
(3)	Fees billed for compliance and consulting services for the years ended December 31, 2004 and 2005.
(4)	Fees were for an annual subscription to an accounting literature research software program developed and maintained by Deloitte & Touche LLP.

Pre-Approval of Audit and Non-Audit Services

All audit and permissible non-audit services provided by the Company’s independent registered public accountant, Deloitte & Touche LLP, require pre-approval by the Audit Committee in accordance with a pre-approval policy approved by the Audit Committee. The policy (i) includes a list of the audit, audit-related, tax and other services that have been granted general pre-approval and may be provided without specific pre-approval from the Audit Committee, and (ii) sets forth the pre-approval requirements for all permitted services. The policy also requires the Company’s independent registered public accountant to provide the Audit Committee with a summary of all audit fees invoiced year-to-date at every regularly scheduled meeting of the Audit Committee. The pre-approval policy is reviewed on an annual basis by the Audit Committee and is subject to amendment from time to time. The Audit Committee approved all of the services provided by Deloitte & Touche LLP in fiscal year 2005.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)

1. Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 56 of this Report.

2. Financial Statement Schedules.

All financial statement schedules required by Item 15(a)(2) have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits.

Exhibit Number	Description
3.1(1)	Form of Amended and Restated Certificate of Incorporation of the registrant.

3.2(1)	Form of Amended and Restated Bylaws of the registrant.

4.1(2)	Form of registrant’s common stock certificate.

4.2(1)	Registration Agreement, dated March 31, 2004, between the registrant and certain holders of the registrant’s common stock as named therein.

10.1(1)	Form of Indemnification Agreement to be entered into between the registrant and its directors and officers.

10.2(1)*	2004 Stock Plan.

10.3(1)*	Form of Stock Option Agreement under the 2004 Stock Plan.

10.4(3)*	2006 Equity Incentive Plan.

10.5(3)*	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.

10.6(1)*	Employment Agreement, dated March 30, 2004, between the registrant and Paul E. Berger, M.D.

10.7(1)*	Offer Letter with Christopher R. Huber, dated March 31, 2004.

10.8(1)*	Offer Letter with Jon D. Berger, dated March 31, 2004.

10.9(1)*	Professional Services Agreement, dated February 1, 2004, between Nighthawk Radiology Services, LLC and Paul E. Berger, M.D.

10.10(1)*	Consulting Agreement, dated June 9, 2004, between the registrant and William G. Bradley, M.D.

10.11(1)	Loan and Security Agreement, dated April 20, 2005, among the registrant, Nighthawk Radiology Services, LLC, NRS Corporation and Comerica Bank.

10.12(1)	First Amendment and Waiver to Loan and Security Agreement, dated August 25, 2005, among the registrant, Nighthawk Radiology Services, LLC, NRS Corporation and Comerica Bank.

10.13(1)	Lease Agreement, dated May 1, 2005, between Nighthawk Radiology Services, LLC and Global Finance & Investment Co., Inc. for property in Coeur d’Alene, Idaho.

10.13.1(4)	Lease Amendment, dated December 1, 2005, between Nighthawk Radiology Services, LLC and Global Finance & Investment Co., for property in Coeur d’Alene, Idaho.

10.14(1)	Lease Agreement, dated August 11, 2004, among the registrant, Stanley D. Moore and Judith K. Moore for property in Coeur d’Alene, Idaho.

Exhibit Number	Description
10.15(1)	Sublease Agreement, dated October 14, 2003, among Nighthawk Radiology Services, LLC, Commonwealth Funds Management Limited and BT Funds Management Limited for property in Sydney, Australia.

10.16(1)	Sublease Agreement, dated October 1, 2004, among Nighthawk Radiology Services, LLC, Commonwealth Custodial Services Limited, Commonwealth Funds Management Limited and Investa Properties Limited for property in Sydney, Australia.

10.17(1)	Lease Agreement, dated September 1, 2004, between NightHawk Radiology AG and PSP Real Estate for property in Zurich, Switzerland.

10.18(1)	Lease Agreement, dated February 25, 2004, between Nighthawk Radiology Services, LLC and Demco Wisconsin 5 for property in Milwaukee, Wisconsin.

10.19(1)	Agreement and Plan of Merger and Reorganization, dated September 30, 2005, among the registrant, ATN Merger Sub, Inc. and American Teleradiology Nighthawks, Inc.

10.20(5)	Lease Agreement, dated October 18, 2005, between Nighthawk Radiology Services, LLC and Miller Stauffer Properties, L.L.C. for property in Coeur d’Alene, Idaho.

10.21(5)	Teleradiology Services Agreement, dated November 1, 2004, as amended, between Nighthawk Radiology Services, LLC and Regents, University of California.

10.22(2)	Business Lease, dated December 1, 2005, between Nighthawk Services GmbH and PSP Management AG for property in Zurich, Switzerland.

21.1(3)	Subsidiaries of the registrant.

24.1	Power of Attorney (contained on the signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on October 5, 2005, as amended.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on December 22, 2005, as amended.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on January 24, 2006, as amended.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on November 25, 2005, as amended.
(5)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on November 8, 2005, as amended.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

By:	/s/ CHRISTOPHER R. HUBER
Christopher R. Huber Vice President of Operations and Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher R. Huber and Paul E. Cartee and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ PAUL E. BERGER, M.D. Paul E. Berger, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2006

/s/ CHRISTOPHER R. HUBER Christopher R. Huber	Chief Financial Officer, Vice President of Operations and Director (Principal Financial Officer)	March 30, 2006

/s/ JON D. BERGER Jon D. Berger	Vice President, Sales, Marketing and Business Development and Director	March 30, 2006

/s/ DAVID J. BROPHY, PH.D. David J. Brophy, Ph.D.	Director	March 30, 2006

/s/ PETER Y. CHUNG Peter Y. Chung	Director	March 30, 2006

/s/ TIMOTHY M. MAYLEBEN Timothy M. Mayleben	Director	March 30, 2006

/s/ WILLIAM G. BRADLEY, M.D., PH.D. William G. Bradley, M.D., Ph.D.	Director	March 30, 2006

/s/ PETER P. HAUSBACK Peter P. Hausback	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 30, 2006