Form 10-Q
period 2006-03-31
NightHawk Radiology Holdings Inc
filed 2006-05-11
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 11, 2006, 29,809,571 shares of the registrant’s Common Stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31, 2005	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,610,487	$48,639,416
Short-term investments		21,769,540
Trade accounts receivable, net	10,485,571	10,429,625
Deferred income taxes	19,839
Prepaid expenses and other current assets	2,164,126	2,700,287

Total current assets	25,280,023	83,538,868
Property and equipment, net	5,079,280	5,490,092
Goodwill	1,335,788	1,335,788
Intangible assets, net	3,431,418	3,279,918
Deferred income taxes		313,904
Other assets, net	409,253	78,447

Total	$35,535,762	$94,037,017

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$5,502,977	$8,508,877
Dividends declared	7,000,000
Accrued payroll and related benefits	2,366,430	1,322,218
Accrued interest payable	424,601
Deferred income taxes		15,493
Long-term debt, due within one year	6,229,991

Total current liabilities	21,523,999	9,846,588
Long-term debt	17,773,438
Fair value of redeemable preferred stock conversion feature	45,256,250
Deferred income taxes	630,303

Total liabilities	85,183,990	9,846,588

COMMITMENTS AND CONTINGENCIES
Redeemable common stock	15,356,253
Redeemable convertible preferred stock	13,156,916
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock—40,000,000 shares authorized; $.001 par value; 15,838,139 and 29,809,571 shares issued and outstanding at December 31, 2005 and March 31, 2006	15,838	29,810
Additional paid-in capital	9,434,351	224,502,820
Retained earnings (deficit)	(87,611,586)	(140,342,201)

Total stockholders’ equity (deficit)	(78,161,397)	84,190,429

Total	$35,535,762	$94,037,017

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
	2005	2006
Service revenue	$13,111,623	$20,039,203
Operating costs and expenses:
Professional services (includes non-cash compensation expense of $82,709 and $1,315,152)	4,381,827	8,394,075
Sales, general, and administrative (includes non-cash compensation expense of $129,469 and $185,638)	4,211,855	6,069,561
Depreciation and amortization	276,256	530,412

Total operating costs and expenses	8,869,938	14,994,048

Operating income	4,241,685	5,045,155
Other income (expense):
Interest expense	(262,263)	(552,654)
Interest income	20,967	386,725
Other, net	(13,669)	(21,643)
Change in fair value of redeemable preferred stock conversion feature	(1,378,471)	(44,183,770)

Total other income (expense)	(1,633,436)	(44,371,342)

Income (loss) before income taxes	2,608,249	(39,326,187)
Income tax expense	1,559,206	1,900,286

Net income (loss)	1,049,043	(41,226,473)
Redeemable preferred stock accretion	(257,765)	(117,534)

Net income (loss) applicable to common stockholders	$791,278	$(41,344,007)

Earnings (loss) per common share:
Basic	$0.05	$(1.69)
Diluted	$0.05	$(1.69)
Weighted average of common shares outstanding:
Basic	17,194,286	24,479,570
Diluted	17,273,788	24,479,570

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$1,049,043	$(41,226,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	276,256	530,412
Accretion of discounts on investments		(28,395)
Other losses		346,423
Deferred income taxes	(106,733)	(908,875)
Change in fair value of redeemable preferred stock conversion feature	1,378,471	44,183,770
Non-cash stock compensation expense	212,178	1,500,790
Provision for doubtful accounts and sales credits	19,426	27,266
Changes in operating assets and liabilities :
Trade accounts receivable	(981,547)	28,680
Prepaid expenses and other assets	(854,022)	(1,963,400)
Accounts payable and accrued expenses	519,300	2,642,585
Accrued payroll and related benefits	(506,802)	(1,044,212)
Accrued interest payable	(248,219)	(424,601)

Net cash provided by operating activities	757,351	3,663,970

Cash flows from investing activities:
Purchase of short-term investments		(21,741,145)
Purchase of property and equipment	(591,057)	(663,598)
Payment of amount related to DayHawk acquisition	(250,000)

Net cash used in investing activities	(841,057)	(22,404,743)

Cash flows from financing activities:
Borrowings from line of credit	3,780,900
Repayments of line of credit	(3,000,000)
Proceeds from note payable		7,000,000
Repayment of notes payable and debt	(152,108)	(31,003,429)
Proceeds from issuance of common stock, net of issuance costs		85,773,131
Dividends paid		(7,000,000)

Net cash provided by financing activities	628,792	54,769,702

Net increase in cash and cash equivalents	545,086	36,028,929
Cash and cash equivalents—beginning of period	5,813,861	12,610,487

Cash and cash equivalents—end of period	$6,358,947	$48,639,416

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited)

	Three Months Ended March 31,
	2005	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$510,845	$639,913
Cash paid for income taxes	$873,652	$331,602
Non-cash investing and financing activities:
Accretion of redeemable preferred stock	$257,765	$117,534
Accretion of redeemable common stock	$710,357	$11,386,608
Conversion of redeemable convertible preferred stock		$13,274,450
Conversion of redeemable common stock		$26,742,861
Conversion of preferred stock conversion feature		$89,440,020
Stock issuance costs included in accounts payable and accrued expenses		$1,116,123
Stock issuance costs paid in 2005 reclassified to additional paid-in capital		$532,686

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. GENERAL

Background—NightHawk Radiology Holdings, Inc., a Delaware corporation (the “Company”), is a provider of nighttime and weekend emergency radiology services to radiology groups and hospitals across the United States. The Company’s general offices are located in Coeur d’Alene, Idaho and its primary reading facilities are in Sydney, Australia and Zurich, Switzerland. The Company’s functional currency is the U.S. dollar. The Company has a single reporting segment and reporting unit structure.

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

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material aspects, the results of operations for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2005 Form 10-K previously filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for any subsequent quarter and for the fiscal year.

The Company’s unaudited Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited Consolidated Balance Sheet as of that date.

Use of Estimates—The preparation of the Company’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Some of these estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Cash Equivalents—The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

Investments— The Company determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those debt securities that the Company has the positive intent and ability to hold to maturity and are recorded at amortized cost. Assets in the held-to-maturity portfolio are initially recorded at cost, which includes any premiums and discounts. The Company amortizes premiums and discounts as an adjustment to interest income using the level interest yield method over the estimated life of the security.

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss recorded in the statement of operations. There were no investment securities which management identified to be other-than-temporarily impaired for the quarter ended March 31, 2006, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

Revenue Recognition and Presentation—Service revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Service revenue consists of fees for radiological interpretations and is recognized in the fiscal month when the radiological interpretation is complete and delivered to the customer.

Stock-Based Compensation—The Company records stock-based compensation expense in connection with any grant of stock options, warrants or other issuance of shares of common stock to affiliated radiologists. Prior to January 1, 2006, the Company calculated the stock-based compensation expense associated with the issuance of stock-based compensation to affiliated radiologists in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS No. 148) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18), by determining the fair value using a Black-Scholes model. The Company calculated the stock-based compensation expense related to issuance of common stock to affiliated radiologists based on the fair value of common stock at the date the shares were issued. Stock-based compensation related to affiliated radiologists is included in professional services expenses.

The Company also records stock-based compensation expense in connection with any grant of stock options, warrants or other issuance of shares of common stock to employees, directors and non-physician contractors. Prior to January 1, 2006, the Company calculated the stock-based compensation expense associated with the issuance of options to our employees, directors and non-physician contractors in accordance with SFAS No. 123 and SFAS No. 148 by determining the fair value using a Black-Scholes model. Stock-based compensation related to employees, directors and non-physician contractors is included in sales, general and administrative expenses.

Beginning on January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123 (R)).

2. EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments. In accordance with SFAS No. 123(R), the Company expenses the fair value of all employee stock option awards in the Company’s statement of operations, typically, over the related vesting period of the options. SFAS No. 123(R) requires use of fair value to measure share-based awards issued to employees, computed at the date of grant. The Company adopted SFAS No. 123(R) as of January 1, 2006 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 as of January 1, 2006 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 as of January 1, 2006 and the adoption did not have a material effect on the Company’s consolidated financial statements.

3. SHORT-TERM INVESTMENTS

At March 31, 2006, short-term investments included various held-to-maturity debt securities, which are carried at amortized cost. Due to the short-term nature of these investments, the amortized cost approximates fair market value. All of these securities mature during 2006 and consisted of the following at March 31, 2006:

U.S. government and federal agency securities	$19,763,370
Municipal securities	2,006,170

$21,769,540

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2005	March 31, 2006
Computers, diagnostic workstations, and telecommunications systems	$3,361,821	$3,761,966
Office furniture and equipment	530,544	586,658
Software	1,803,112	2,103,308
Leasehold improvements	1,208,020	1,230,692

	6,903,497	7,682,624
Less accumulated depreciation	(1,824,217)	(2,192,532)

	$5,079,280	$5,490,092

Depreciation expense for the three-months ended March 31, 2005 and March 31, 2006 was approximately $205,000 and $379,000, respectively.

5. INTANGIBLE ASSETS

A summary of intangible assets at March 31, 2006 is as follows:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer lists and relationships	6-10 years	$2,620,000	$(258,416)	$2,361,584
Tradename and trademarks	10 years	150,000	(20,625)	129,375
Customer contracts	7 months	100,000	(100,000)
Noncompete agreements	2-3 years	210,000	(61,041)	148,959

Total		$3,080,000	$(440,082)	2,639,918

Unamortized intangible assets:
Tradename and trademarks				640,000

Total intangible assets				$3,279,918

Estimated Amortization Expense:	Amount
Year ending December 31, 2006	$477,583
Year ending December 31, 2007	455,667
Year ending December 31, 2008	442,333
Year ending December 31, 2009	402,333
Year ending December 31, 2010	402,333

Total	$2,180,249

Amortization expense for the three-months ended March 31, 2005 and March 31, 2006 was approximately $71,000 and $152,000, respectively.

6. LONG-TERM DEBT

On February 8, 2006, the Company borrowed an additional $7 million under its term loan facility with Comerica Bank and distributed the full amount as a special dividend to the holders of our common stock and our then-outstanding redeemable convertible preferred stock. See Dividends discussion in Note 12. On January 2, 2006, we paid a regularly scheduled debt payment to Comerica in the amount of $1,074,219. On February 14, 2006, the Company repaid in full the debt and interest outstanding with Comerica Bank in the amount of $30,066,639 with proceeds from the Company’s initial public offering. Subsequent to repaying this outstanding debt, the Company terminated its term and revolving loan facilities with Comerica Bank.

7. CONTINGENCIES

Litigation—The Company is involved in litigation in the normal course of business. After consultation with legal counsel, management estimates that at December 31, 2005 and March 31, 2006 these matters are expected to be resolved without material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

8. RELATED PARTY TRANSACTIONS

The Company provided radiology services to a former member of Nighthawk Radiology Services, LLC without charge. The former member provides radiology readings to a local hospital during business hours and the Company provided off-hours and emergency radiology readings to the hospital on the former member’s behalf. The estimated value of the services provided by the Company, based on rates charged to unrelated third parties for the three months ended March 31, 2005 and 2006 was approximately $28,000 and $27,000, respectively. These services are included in service revenue and professional fees.

On May 28, 2004, the Company issued 638,876 shares of restricted common stock to a person who subsequently became a non-employee member of the Company’s Board of Directors. These shares have been recorded in accordance with EITF No. 96-18. In the three months ended March 31, 2005, the Company recognized non-cash stock compensation expense of $64,681. On June 9, 2005, the Company’s Board of Directors accelerated vesting of these shares. As a result, after June 9, 2005, the company no longer records non-cash stock compensation associated with these shares and recorded no such expense in the three month period ended March 31, 2006.

9. EMPLOYEE BENEFIT AND STOCK PLANS

The Company has two stock-based award plans, the 2004 Stock Plan (the “2004 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). On February 14, 2006, the 2006 Plan became effective, with a total of 1,600,000 shares of our common stock initially authorized for issuance thereunder. In addition, shares available for grant under the 2004 Plan as of such date were rolled over and became available for grant under the 2006 Plan, as will shares subject to options that expire or are cancelled or forfeited under the 2004 Plan. In addition, on the first day of each fiscal year beginning in 2007, the number of shares available for issuance under the 2006 Plan may be increased by an amount equal to the lesser of (i) 3% of the outstanding shares of our common stock on the first day of the fiscal year, and (ii) such other amount as our board of directors may determine.

On January 20, 2006 the Company’s board of directors approved the grant of options to purchase an aggregate of 107,968 shares of the Company’s common stock under the 2004 Plan at an exercise price of $10.63. On February 15, 2006, the Company’s board of directors approved the grant of options to purchase an aggregate of 62,352 shares of the Company’s common stock under the 2006 Plan at an exercise price of $23.05.

At March 31, 2006, the Company had 1,865,926 options to purchase common stock outstanding (292,760 vested and exercisable) with a weighted average exercise price of $4.48 and expiring at various dates through February 2016. At March 31, 2006, the Company had 1,571,879 stock-based awards available to be issued under its 2006 Plan.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R) for its share-based compensation plans. The Company previously accounted for its 2004 Plan under the measurement and recognition principles of SFAS No. 123. Under SFAS No. 123, compensation expense was recorded in operations for the Company’s stock-based awards granted under the 2004 Plan.

10. COMPUTATION OF EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended
	March 31, 2005		March 31, 2006
Numerator:
Net income (loss) available in basic calculation	$791,278		$(41,344,007)
Plus: Income impact of assumed conversions of preferred stock dividends	(a	)	(a )

Income (loss) available to common stockholders-dilutive	$791,278		$(41,344,007)

Denominator:
Weighted-average common shares-basic	17,194,286		24,479,570
Effect of dilutive stock options	79,502		(b )
Effect of convertible preferred stock	(a	)	(a )

Weighted average common shares outstanding-dilutive	17,273,788		24,479,570

Earnings (loss) per common share—basic	$0.05		$(1.69)
Earnings (loss) per common share—diluted	$0.05		$(1.69)

(a)	The income impact of assumed conversions of the preferred stock dividends and the effect of the convertible preferred stock in the denominator are anti-dilutive.

(b)	At March 31, 2006, 1,865,926 stock options were outstanding. The effects of the shares which would be issued upon exercise of these options have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.

11. INCOME TAXES

In accordance with interim reporting requirements, the Company uses an estimated annual effective tax rate for computing its provision for income taxes. The effective rate for the three months ended March 31, 2005 was 59.8% compared to (4.8%) for the three months ended March 31, 2006. The difference in estimated annual effective tax rates is primarily due to the increase in the fair market value of the redeemable preferred stock conversion feature.

12. STOCKHOLDERS’ EQUITY

On January 23, 2006, the Company completed a reverse stock split, 1 for 1.25, of its common and preferred stock and correspondingly adjusted the number of options issued and available for issuance under the 2004 Plan. All numbers of common stock, preferred stock and per share data in the accompanying consolidated financial statements and related notes have been retroactively restated to give effect to the reverse stock split and the changes to the 2004 Plan.

On February 9, 2006, the Company completed an initial public offering (“IPO”) of 5,800,000 shares of its common stock, from which the Company received net proceeds of approximately $86.3 million (after deducting for the underwriting discounts and commissions). The Company had incurred $2.2 million in stock issuance costs. Subsequent to the IPO, these costs were charged against additional paid in capital on the consolidated balance sheet. In addition, at the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into common stock, and, as a result, the Company did not record any additional expense associated with the change in fair value of the conversion feature of the redeemable convertible preferred stock after such date. Prior to the IPO, this redeemable convertible preferred stock was classified as mezzanine equity on the consolidated balance sheet, and the fair value of the related conversion feature was classified as a liability on the consolidated balance sheet. Also as a result of the conversion of all outstanding shares of redeemable convertible preferred stock into shares of common stock, all rights of the holders of such shares to receive accrued dividends or to exercise redemption rights terminated. As a result, the accretion relating to our redeemable convertible preferred stock also terminated.

Finally, as a result of the Company’s IPO, the rights of certain holders of our common stock to have their shares redeemed by the Company terminated. Prior to our IPO, this redeemable common stock was classified as mezzanine equity on the consolidated balance sheet and we recorded periodic accretions of the redemption value of such shares at each balance sheet date. Because this redemption right expired upon the IPO, the Company no longer records the periodic accretions related to these redemption rights, and these shares of common stock no longer are required to be recorded as mezzanine equity on our consolidated balance sheet but, instead, as shares of common stock within stockholders’ equity.

Dividend—On February 9, 2006, the Company paid a dividend in the amount of $7,000,000 or $0.295 per share for each share of common stock and preferred stock outstanding as of September 9, 2005, the record date. This dividend was initially declared in September 2005 and was funded by a loan from Comerica Bank (see Note 6).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS QUARTERLY REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE OF THIS QUARTERLY REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT, AND OTHER WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS MADE BY US FROM TIME TO TIME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1A OF PART II OF THIS REPORT ENTITLED “RISK FACTORS.”

Overview

We believe that we are the leading provider of off-hours, emergency radiology services to radiology groups and hospitals across the United States. Our team of American Board of Radiology-certified, U.S. state-licensed and hospital-privileged radiologists uses our proprietary workflow technology to provide radiological interpretations to our customers in the United States primarily from centralized reading facilities located in Sydney, Australia and Zurich, Switzerland. The interpretations that we currently provide consist primarily of preliminary diagnoses of emergency trauma and non-traumatic conditions.

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

•	315,279 shares of our common stock issued on September 30, 2005.

•	additional shares of our common stock that may be issued in an amount equal to (a) the quotient obtained by dividing (i) revenue generated by the off-hours teleradiology business from ATN customers during the twelve month period ending September 30, 2006 by (ii) $12.69, which was the value per share of our common stock on the date of completion of the acquisition (as agreed by the parties) minus (b) 315,279, which was the number of shares of our common stock issued to the stockholders of ATN at the completion of the acquisition, and

•	additional shares of our common stock that may be issued in an amount equal to the sum of (a) the quotient obtained by dividing (i) earnings before interest, taxes, depreciation and amortization, or EBITDA, generated by the group partnering business during the twelve month period ending March 31, 2007 by (ii) $12.69, which was the value per share of our common stock on the date of completion of the acquisition (as agreed by the parties), plus (b) the quotient obtained by dividing (A) three times (3x) the EBITDA amount described in clause (i) by (B) the fair market value of our common stock, determined on a per share basis, on March 31, 2007.

The number of additional shares of our common stock which may be paid based on the future financial performance of ATN is currently not determinable, as the earnout formulas do not contain any minimum or maximum limitation with respect to the number of shares of common stock, if any, to be issued. As of March 31, 2006, there has been no earnout of additional shares of our common stock.

The 315,279 shares of common stock that were issued at the completion of the acquisition were recorded at par value as common stock with additional amounts up to fair value recorded as “Additional Paid-In Capital.” The shares that may be issued as a result of the future financial performance of ATN are considered contingent consideration and will be recorded in a similar manner upon resolution of the contingency.

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

Revenue Recognition and Allowance for Doubtful Accounts

We enter into services contracts with our customers. These contracts typically have a one year term, and automatically renew for each successive year unless terminated by the customer or by us. The amount we charge for our radiology services varies by customer based on a number of factors, including the hours of coverage we provide for the customer, the number of reads we provide to the customer and the technical and administrative services we provide to the customer. We recognize revenue when we have satisfied all of our significant contractual obligations to our customers and we determine that the collection of the resulting receivable is reasonably assured. Revenue from services is recognized in the fiscal month in which the radiological interpretation is complete and forwarded to the customer. We review our historical collection experience on a quarterly basis to determine the necessity of a provision for doubtful accounts. As of March 31, 2006, we had reserved approximately $253,000 for doubtful accounts and sales credits based on our estimate of the collectibility of outstanding receivables as of that date.

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

On March 31, 2004, in connection with the organization and capitalization of NightHawk Radiology Holdings, Inc., we issued 6,500,003 shares of redeemable preferred stock for a total consideration of $13 million. Each share of redeemable preferred stock is convertible, at the option of the holder, into one share of common stock. The conversion feature of the redeemable preferred stock is considered an embedded derivative under the provisions of SFAS No. 133, and accordingly is accounted for separately from the redeemable preferred stock. We determined the fair value of the redeemable preferred stock conversion feature based upon the fair value of the underlying common stock. On the date of issuance, the estimated fair value of the conversion feature was $1,670,277 which was recorded as a liability on the date of issuance, thus reducing the recorded value of the redeemable preferred stock to $11,329,723. At each balance sheet date, we adjusted the carrying value of the embedded derivative to estimated fair value and recognize the change in such estimated value in our consolidated statements of operations.

We also classified the redeemable preferred stock as mezzanine equity. As such, we accreted the carrying value of such stock to its redemption value using the effective interest method through the redemption period. In addition, the redeemable preferred stock has accrued dividends since the date of issuance. We recognized these two types of accretion of redeemable preferred stock in our consolidated statement of operations as a decrease in net income available to common stockholders.

At the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock. As a result, beginning at the closing of the initial public offering we will not record any additional expenses associated with the change in fair value of the conversion feature. Effective February 9, 2006, the amount reported as fair value of the redeemable preferred stock conversion feature was reclassified to additional paid-in capital in the equity section of the balance sheet. Also, the rights of the holders of redeemable preferred stock to receive accrued dividends or to exercise redemption rights terminated. As a result, the accretion of redeemable preferred stock also terminated. These amounts were reclassified to stockholders’ equity.

Stock-Based Compensation

Physician Stock-Based Compensation. We record stock-based compensation expense in connection with any grant of stock options, warrants or other issuance of shares of common stock to our affiliated radiologists. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to our affiliated radiologists in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123 (R)) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18), by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to the issuance of common stock to our affiliated radiologists based on the fair value of common stock at the date the shares are issued. Stock-based compensation to our affiliated radiologists is included in professional services expense. In accordance with EITF No. 96-18, because our radiologists are treated as independent contractors and not as employees, we calculate the stock-based compensation expense related to the issuance of common stock to our affiliated radiologists by determining the fair value of the option at the end of each period and recording the increase in value of the option as an expense during such period. If the price of our common stock increases over a given period, this accounting treatment results in compensation expense that exceeds the expense we would have recorded if these individuals were employees.

Non-Physician Stock-Based Compensation. We also record stock-based compensation expense in connection with any grant of stock options, warrants or other issuance of shares of common stock to employees, directors and non-physician contractors. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to our employees, directors and non-physician contractors in accordance with SFAS No. 123 (R) by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to the issuance of common stock to our employees, directors and non-physician contractors based on the fair value of common stock on the date the shares are issued. Stock-based compensation to employees and non-physician contractors is included in sales, general and administrative expense.

Determination of Fair Value of our Stock Options. As indicated above, we record stock-based compensation expense associated with our stock options in accordance with SFAS No. 123 (R) and EITF No. 96-18, as applicable, which require us to calculate the expense associated with our stock options by determining the fair value of the options. To determine the fair value of our stock options, the Company uses a Black-Scholes model which takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option, as measured on the date of grant (or at each reporting date for grants to non-employees that require future service), and an estimation of the volatility of the common stock underlying the stock option.

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

Accounts receivable allowance. We monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In estimating the reserve, we evaluate the collectibility of our accounts receivable from a specific customer when we become aware of circumstances that may impair the customer’s ability to meet its financial obligations and record an allowance against amounts due. To date, we have not experienced any material difficulties in collecting payments from our customers and only began maintaining a reserve for customer nonpayment during 2005. We believe that the potential aggregate amount of nonpayment by our customers is limited in part by the frequency of our billing cycle and the ease with which we may discontinue service to customers during periods of nonpayment. However, actual future losses from uncollectible accounts may differ from our estimates due to our limited experience in establishing reserves for nonpayment, our limited history of non-collection, and the difficulty in predicting the future payment practices of a large number of customers.

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires impairment losses to be recognized for long-lived assets through operations when indicators of impairment exist and the underlying cash flows are not sufficient to support the assets’ carrying value. In addition, SFAS No. 144 requires that a long- lived asset (disposal group) to be sold that meets certain recognition criteria be classified as “held for sale” and measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also requires that a long-lived asset subject to closure (abandonment) before the end of its previously estimated useful life continue to be classified as “held and used” until disposal, with depreciation estimates revised to reflect the use of the asset over its shortened useful life.

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

Income Taxes

We recognize income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

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

Since our first full year of operations, we have experienced significant revenue growth, from $4.7 million in 2002 to $16.2 million in 2003 to $39.3 million in 2004 to $64.1 million in 2005 and to $20.0 million in the first quarter of 2006. This growth in service revenue resulted primarily from:

•	an increase in our customer base,

•	an increase in utilization of our service by our customers,

•	an expansion of our service hours,

•	a high customer retention rate, and

•	our acquisition of ATN in September 2005 and DayHawk in November 2004.

As of March 31, 2006, our affiliated radiologists provided services to 486 customers serving 895 hospitals. The total number of hospitals we cover represents approximately 16% of all hospitals in the United States. Most of our customers do not currently contract for all of the hours of coverage that we are able to provide.

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

Physician Stock-Based Compensation Expense. We record physician stock-based compensation expense in connection with any grant of stock options, warrants or other issuance of shares of our common stock to our affiliated radiologists and present this expense in our consolidated statements of operations as part of our professional services expense. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to affiliated radiologists in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123 (R)) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18), by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to issuance of common stock to our affiliated radiologists based on the fair value of common stock at the date the shares were issued. In accordance with EITF No. 96-18, because our radiologists are treated as independent contractors and not as employees, we calculate the stock-based compensation expense related to issuance of common stock to our affiliated radiologists by determining the fair value of the option at the end of each period and record the increase in price of the option as an expense during such period. If the value of our common stock increases over a given period, this accounting treatment results in compensation expense that generally exceeds the expense we would have recorded if these individuals were employees.

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

Non-Physician Stock-Based Compensation Expense. We record non-physician stock-based compensation expense in connection with any grant of stock options, warrants or other issuance of shares of our common stock to our employees, directors and non-physician contractors and present this expense in our consolidated statement of income as part of our sales, general and administrative expense. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to our employees, directors and non-physician contractors in accordance with SFAS No. 123(R) by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to the issuance of common stock to our employees and directors based on the fair value of common stock at the date the shares were issued.

Our Non-Operating Expenses

In addition to our operating expenses, we record the following non-operating expenses.

Interest Expense. Interest expense is directly attributable to the principal amount of debt we have outstanding.

Change in Fair Value of Redeemable Preferred Stock Conversion Feature. We entered into a stockholders agreement with the holders of our Series A preferred stock pursuant to which we agreed to repurchase all or any portion of the shares of redeemable preferred stock then held by such holders at any time after seven years from the date of issuance. The redemption provision in the stockholders agreement, which terminated upon the closing of our initial public offering, provided that the repurchase price for such shares of redeemable preferred stock would be the greater of (i) the market value of the common stock issuable upon conversion of the redeemable preferred stock or (ii) the liquidation value of such shares of redeemable preferred stock (including all accrued and unpaid dividends). The conversion feature of the redeemable preferred stock was considered an embedded derivative under the provisions of SFAS No. 133, and accordingly was accounted for separately from the redeemable preferred stock. On the date of issuance, the estimated fair value of the conversion feature was $1,670,277 which was recorded as a liability on the balance sheet date on the date of issue thus reducing the recorded value of the redeemable preferred stock to $11,329,723. We have, on each such balance sheet date subsequent to the execution of that agreement, adjusted the carrying value of the embedded derivative to estimated fair value and recognized the change in such estimated value in our consolidated statements of operations.

At the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock, and, as a result, we will not record any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock after such date.

Income Tax Expense. We became subject to federal income taxes upon the formation and capitalization of NightHawk Radiology Holdings, Inc. in March 2004. Prior to that time, we operated our business as a limited liability company and, as such, were not subject to income taxes.

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

Our revenue has increased in absolute dollars each year since inception and our revenue growth rate has been strong. However, our revenue growth rate declined from the first quarter of 2005 to the first quarter of 2006 when compared with our growth rate from the first quarter of 2004 to the first quarter of 2005 and will likely continue to decline as a result of the increased revenue base against which future periods will be compared. We expect that a number of our customers will implement coverage for additional hospitals as well as begin to use additional hours of our service, resulting in an overall increase in the utilization of our service by those customers.

Historically, we have seen an increase in same-site volumes during the second and third quarters of each fiscal year, when weather conditions tend to be warmer in much of the United States. We believe these increases are a result of increased outdoor and transportation activities during summer months. During the first and fourth quarters of each fiscal year, when weather conditions are colder for a large portion of the United States, we have historically experienced relatively lower same-site volumes than those experienced during the second and third quarters. We expect this seasonality to continue.

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

Trends in Physician Stock-Based Compensation Expense. The amount of physician stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding options held by our affiliated radiologists and the amount of increase, if any, in the value of our common stock in that period. Because of the accounting treatment required by EITF 96-18, if the value of our common stock increases over a given period, we will record a compensation expense that generally exceeds the expense we would have recorded if these individuals were employees because EITF 96-18 requires us to record the increase in the value of the option during such period as an expense. As a result, because of the relatively significant increase in value of our common stock during the first quarter of 2006 primarily as a result of our initial public offering, we recorded significant physician stock-based compensation expense in the first quarter of 2006 as compared to the first quarter of 2005.

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

Trends in Non-Physician Stock-Based Compensation Expense. In June 2005, our board of directors agreed to accelerate the vesting of the 638,876 shares of common stock held by one of our directors which resulted in a non-physician stock-based compensation expense of approximately $2.9 million, which contributed to a relatively significant non-physician stock-based compensation expense in the first half of 2005. However, we do not anticipate issuing any shares of our common stock related to non-physician stock-based compensation other than pursuant to the grant of options or shares of restricted stock or restricted stock units to our employees, directors and non-physician contractors in the ordinary course.

Trends in Interest Expense. Our interest expense was attributable to the principal amount of debt we have outstanding in a given period. In April 2005, we entered into a loan agreement with Comerica Bank that provided us a $12 million term loan facility and a $3 million revolving line of credit. We used the proceeds from the term loan facility to repay in full all outstanding indebtedness under the promissory notes held by entities affiliated with Summit Partners and the revolving credit facility with Silicon Valley Bank. In August 2005 we amended our loan agreement with Comerica Bank to provide an additional $20 million under the term loan facility. In September 2005, we borrowed $13 million under the term loan facility and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. Immediately prior to our initial public offering, we borrowed an additional $7 million under the term loan facility and distributed the full amount as another special distribution to the holders of our common stock and redeemable preferred stock. We repaid all of this indebtedness on February 14, 2006 with a portion of the proceeds from our initial public offering. We do not expect to incur material interest expense in periods following the first quarter of 2006.

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

	Fiscal Quarter Ended March 31,
	2005	2006
Service revenue	100%	100%
Operating costs and expenses:
Professional services (1)	34	42
Sales, general and administrative (2)	32	30
Depreciation and amortization	2	3

Total operating costs and expenses	68	75

Operating income	32	25
Other income (expense):
Interest expense	(2)	(3)
Interest income	—	2
Other, net	—	—
Change in fair value of redeemable preferred stock conversion feature	(10)	(220)

Total other income (expense)	(12)	(221)

Income (loss) before income taxes	(20)	(196)
Income tax expense	12	10

Net income (loss)	8	(206)
Redeemable preferred stock accretion	(2)	—

Net income (loss) applicable to common stockholders	6%	(206)%

(1)	Includes non-cash stock-based compensation expense of $82,709 for the first quarter of 2005 and $1,315,152 for the first quarter of 2006.

(2)	Includes non-cash stock-based compensation expense of $129,469 for the first quarter of 2005 and $185,638 for the first quarter of 2006.

Comparison of Fiscal Quarters Ended March 31, 2005 and March 31, 2006

Service Revenue

	Fiscal Quarter Ended March 31,		Change
	2005	2006	In Dollars	Percentage
Service revenue	$13,111,623	$20,039,203	$6,927,580	53%

The increase in service revenue from the first quarter of 2005 to the first quarter of 2006 resulted primarily from an increase in the number of our radiology group customers and their affiliated hospitals. The number of radiology group and hospital customers to which we provided service increased from 333 as of March 31, 2005 to 486 as of March 31, 2006, a 46% increase in customers, and the number of hospital sites to which we provided service increased from 668 as of March 31, 2005 to 895 as of March 31, 2006, a 34% increase. The increase in the number of our customers and hospitals served resulted primarily from increased market acceptance of teleradiology as a solution, an increase in the recognition by the marketplace of the quality of our service offerings, the success by our sales professionals in generating new customers, and an improvement in our ability to meet the increased demand for our service, primarily through the addition of affiliated radiologists and the expansion of our hours of service. In addition, the ATN acquisition, completed on September 30, 2005, contributed 52 new customers. Our increase in service revenue during this period also resulted from an increased utilization by our customers of our hours of service and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market during this period. The increase in service revenue was offset partially by pricing pressure resulting from increased competition.

Operating Costs and Expenses

Professional Services

	Fiscal Quarter Ended March 31,		Change
	2005	2006	In Dollars	Percentage
Professional services (1)	$4,381,827	$8,394,075	$4,012,248	92%
Percentage of service revenue	34%	42%

(1)	Includes non-cash stock-based compensation expense of $82,709 or the first quarter of 2005 and $1,315,152 for the first quarter of 2006.

The increase in professional services expense from the first quarter of 2005 to the first quarter of 2006 resulted primarily from an increase in the number of our affiliated radiologists providing service, an increase in our physician stock-based compensation expense as a result of the accounting treatment required by EITF 96-18, as well as an increase in the service fees we paid to our affiliated radiologists as a result of scheduled increases in hourly compensation under the terms of the professional services agreements with our affiliated radiologists. From the first quarter of 2005 to the first quarter of 2006, we increased the number of our affiliated radiologists from 31 to 51. This increase was driven primarily by the increased demand for our services and was attributable to our ability to effectively recruit additional radiologists to meet such demand. In addition, the ATN acquisition contributed eight physicians in the fourth quarter of 2005. While our professional services expense increased by 92% for the period, our professional services expense as a percentage of service revenue increased from 34% for the first quarter of 2005, to 42% for the first quarter of 2006 due to the expenses described below. The following expenses comprise our professional services expense:

•	Physician Compensation Expense. While our physician compensation expense increased from $4.1 million for the first quarter of 2005 to $6.8 million for the first quarter of 2006, a 65% increase, our physician compensation expense as a percentage of service revenue also increased from 31% to 34% during that same period. This increase was largely due to (i) the compensation structure for the physicians who were part of the ATN acquisition and (ii) a decrease in unit pricing which was largely driven by lower priced contracts assumed from the ATN acquisition and pricing pressure from increased competition.

•

Medical Liability Expense. Our medical liability expense increased from approximately $199,000 for the first quarter of 2005 to approximately $310,000 for the first quarter of 2006, a 55% increase. As a percentage of service revenue, medical liability expense is consistent at 1.5% of service revenue. We had no claims loss contingency expense for either period and expenses are solely related to medical liability premiums. The increase as compared to the prior year was partially due to premiums we paid in connection with a policy we acquired in connection with our acquisition of ATN. This policy was subsequently cancelled in February and its coverage incorporated into the renewal of our overall medical liability policy.

•	Physician Stock-Based Compensation Expense. We experienced a significant increase in non-cash physician stock-based compensation expense from approximately $83,000 for the first quarter of 2005 to approximately $1.3 million for the first quarter of 2006. As a percentage of revenue, physician stock-based compensation expense increased from 1% for the first quarter of 2005 to 7% for the first quarter of 2006. This increase, which resulted from the accounting treatment required by EITF 96-18, was driven primarily by the increased vesting in options by independent contractors and a significant increase in our stock price in the first quarter of 2006 which was primarily due to the completion of our initial public offering.

Sales, General and Administrative

	Fiscal Quarter Ended March 31,		Change
	2005	2006	In Dollars	Percentage
Sales, general and administrative (1)	$4,211,854	$6,069,561	$1,857,707	44%
Percentage of service revenue	32%	30%

(1)	Includes non-cash stock-based compensation expense of $129,469 for the first quarter of 2005 and $185,638 for the first quarter of 2006.

The increase in our sales, general and administrative expense from the first quarter of 2005 to the first quarter of 2006 resulted primarily from increases in payroll expense due to additional hiring and costs associated with operating as a public company in 2006. As a percentage of service revenue, sales, general and administrative expense is down from 32% for the first quarter of 2005 to 30% for the first quarter of 2006. The following expenses comprise our sales, general and administrative expense:

•	Payroll and Related Expense. Our sales, general and administrative headcount increased from 116 at March 31, 2005 to 179 at March 31, 2006, a 54% increase, and resulted in an increase in payroll expense from $2.5 million for the first quarter of 2005 to $3.7 million for the first quarter of 2006, a 46% increase. This increase in payroll expense resulted primarily from personnel additions in our quality control, information technology, finance, sales, and licensing and privileging departments. Expressed as a percentage of service revenue, our sales, general and administrative payroll and related expenses decreased from approximately 19% of service revenue for the first quarter of 2005 to 18% for the first quarter of 2006.

•	Information Technology and Telecommunications Expense. Our non-payroll information technology and telecommunications expense increased from approximately $387,000 for the first quarter of 2005 to approximately $454,000 for the first quarter of 2006, a 17% increase. As a percentage of service revenue, IT and telecommunications expense decreased from 3% for the first quarter of 2005 to 2% for the first quarter of 2006. This decrease resulted primarily from lower telephone service costs as the company implemented cost reduction initiatives in 2005.

•	Facilities Expense. Our facilities and office-based expense increased from approximately $367,000 for the first quarter of 2005 to $485,000 for the first quarter of 2006, a 32% increase. The increase in facilities and office-based expense was driven primarily by increased facilities and occupancy expenses associated with our facilities in Sydney, Australia, Zurich, Switzerland, Milwaukee, Wisconsin, Coeur d’Alene, Idaho and Roanoke, Virginia.

•	Licensing and Privileging Expense. Our non-payroll licensing and privileging expense consists primarily of fees paid in connection with the state medical licenses and hospital privileges we obtain on behalf of our affiliated radiologists. Our affiliated radiologists are licensed to practice medicine in an average of 38 states and have been granted privileges at an average of 431 hospitals. As a result of our efforts to obtain these medical licenses and staff privileges for our affiliated radiologists, we incur administrative expenses as well as fees payable to the states and hospitals. Each state typically requires a fee to be paid in connection with the issuance of a medical license as well as an additional annual fee that must be paid to maintain the medical license. In addition, many hospitals have annual fees associated with the granting of medical staff privileges. Non-payroll licensing and privileging expenses increased from approximately $251,000 for the first quarter of 2005 to approximately $383,000 for the first quarter of 2006, a 52% increase. As a percentage of service revenue, licensing and privileging costs were relatively consistent at 2% for both periods. Licensing and privileging expense is driven by the timing of new contracted physicians and the timing of renewals for existing physicians’ licenses and credentials.

•

Other General and Administrative Expense. Our other general and administrative expense consists primarily of professional accounting, legal and consulting services, general liability insurance and employee related expenses such as recruiting, travel and entertainment. Other general and administrative expense increased from approximately $465,000 for the first quarter of 2005 to approximately $834,000 for the first quarter of 2006, an

80% increase. The increase in other general and administrative expense was driven primarily by increased costs associated with operating as a public company such as accounting, investor relations, board compensation and increased directors and officers insurance policy premiums. In addition, we incurred higher travel and entertainment expenses as well as increased training and recruiting costs associated with the additional headcount. As a percentage of service revenue, other general and administrative expense remained relatively consistent at 4% for both periods.

•	Non-Physician Stock-Based Compensation Expense. Our non-physician stock-based compensation expense increased from approximately $129,000 for the first quarter of 2005 to approximately $186,000 for the first quarter of 2006 primarily due to the issuance of additional stock option grants from the first quarter of 2005 through the first quarter of 2006. As a percentage of revenue, these costs were approximately 1% of revenue for both periods. In the first quarter of 2005, approximately $65,000 of our non-physician stock-based compensation expense related to a restricted stock grant to one of our board members.

Other Income (Expense)

Interest Expense

	Fiscal Quarter Ended March 31,		Change
	2005	2006	In Dollars	Percentage
Interest expense	$262,263	$552,654	$290,391	111%
Percentage of service revenue	2%	3%

The interest expense for the first quarter of 2005 consisted primarily of interest payable under outstanding promissory notes issued to certain affiliates of Summit Partners and interest payable under a $3 million revolving line of credit with Silicon Valley Bank. The aggregate principal balance of the outstanding promissory notes was approximately $9 million through March 31, 2005. The aggregate principal balance of our revolving credit facility with Silicon Valley Bank was $3 million through March 31, 2005. On April 20, 2005, we entered into a loan agreement with Comerica Bank that provided us a $12 million term loan facility and a $3 million revolving line of credit. We used the proceeds from the term loan facility to repay in full all outstanding indebtedness under the promissory notes held by the entities affiliated with Summit Partners and the revolving credit facility with Silicon Valley Bank. In September 2005, we borrowed an additional $13 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. Prior to the initial public offering in February 2006, we borrowed an additional $7 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. Thus, our interest expense for the first quarter of 2006 consisted primarily of interest payable under our credit facility with Comerica Bank. Additionally, in the first quarter of 2006 we incurred an expense of approximately $326,000 related to unamortized deferred loan fees as a result of terminating our credit facilities with Comerica Bank.

Interest Income

	Fiscal Quarter Ended March 31,		Change
	2005	2006	In Dollars	Percentage
Interest Income	$20,967	$386,726	$365,759	1,744%
Percentage of service revenue	0%	2%

Interest income for the first quarter of 2006 consisted primarily of interest income on cash balances and investments of the cash we received in connection with our initial public offering. We received cash proceeds of $86.3 million, of which approximately $30.1 million was used to repay all outstanding indebtedness to Comerica Bank. We invested the remaining balance in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities.

Change in Fair Value of Redeemable Preferred Stock Conversion Feature

	Fiscal Quarter Ended March 31,		Change
	2005	2006	In Dollars	Percentage
Change in fair value of redeemable preferred stock conversion feature	$1,378,471	$44,183,770	$42,805,299	3,105%
Percentage of service revenue	10%	220%

During the first quarter of 2005, the fair value of the redeemable preferred stock conversion feature increased by a total of $1.4 million resulting in a non-cash expense of $1.4 million for the first quarter of 2005. In the first quarter of 2006 through the closing of our initial public offering, the fair value of the redeemable preferred stock conversion feature increased by a total of $44.2 million resulting in a non-cash expense of $44.2 million for the first quarter of 2006. At the time of the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock, and, as a result, after such date we will not record any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock.

Income Tax Expense

	Fiscal Quarter Ended March 31,		Change
	2005	2006	In Dollars	Percentage
Income tax expense	$1,559,206	$1,900,286	$341,080	22%
Percentage of service revenue	12%	10%

We recorded an income tax expense of approximately $1.6 million for the first quarter of 2005 and approximately $1.9 million for the first quarter of 2006. The increase in our income tax expense was due primarily to the increase in book income before taxes.

Preferred Stock Accretion

	Fiscal Quarter Ended March 31,		Change
	2005	2006	In Dollars	Percentage
Preferred stock accretion	$257,765	$117,534	$(140,231)	(54)%
Percentage of service revenue	2%	1%

The preferred stock accretion is comprised of two types of accretion based on the underlying redeemable convertible preferred stock. For the first quarter of 2005, the preferred stock accretion consisted of $201,155 as a result of the accretion of dividends at a daily rate of 6% per annum, and $56,610 as a result of the amortization of the carrying amount of the redeemable convertible preferred to its redemption value using the effective interest method through the redemption period. For the first quarter of 2006, the preferred stock accretion consisted of $92,516 as a result of the accretion of dividends at a daily rate of 6% per annum, and $25,018 as a result of the amortization of the carrying amount of the redeemable convertible preferred to its redemption value using the effective interest method through the redemption period. At the time of the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock and, as a result, after such date we do not record any additional accretion and amortization associated with the preferred stock. Thus, because we recorded an expense due to the accretion of our preferred stock for only a portion of the first quarter of 2006, we experienced lower expense than that recorded in the first quarter of 2005. We will no longer record this expense in future periods.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-term Investments

Our financial position includes cash, cash equivalents and short-term investments of $12.6 million at December 31, 2005 and $70.4 million at March 31, 2006. During the quarter ended March 31, 2006, we received net cash proceeds of $85.8 million from our initial public offering, after deducting an aggregate of $6.5 million in underwriting discounts and commissions paid to the underwriters and approximately $531,000 in other costs paid in connection with the offering. In addition to the $531,000 in equity offering costs, we incurred an additional $1.6 million in equity offering costs for the IPO.

Of this amount, approximately $1.1 million is included in accounts payable and accrued expenses as of March 31, 2006. The balance of $533,000 was previously paid in 2005.

During the quarter ended March 31, 2006 we used approximately $31.0 million to repay outstanding debt.

Operating Activities

Since our inception in August 2001, we have funded our operations primarily from cash flows generated by our operating activities. Net cash from operations was approximately $757,000 in the first quarter of 2005 and approximately $3.5 million for the first quarter of 2006.

For the quarter ended March 31, 2005, we generated net cash from operations of approximately $757,000 from net income of approximately $1.0 million (which reflects approximately $1.8 million of non-cash charges that did not impact our net cash from operations during this period). Our net cash from operations during this period included an increase in our accounts payable and accrued expenses of approximately $519,000 and was offset by an increase in accounts receivable of approximately $982,000, a decrease in our accrued payroll and related benefits of approximately $507,000 and an increase in prepaid expenses and other assets of approximately $854,000. These changes can be attributed primarily to the growth in our business and the timing of our cash receipts and disbursements.

For the quarter ended March 31, 2006, we generated net cash from operations of approximately $3.5 million from a net loss of approximately $41.3 million (which net loss reflects approximately $45.7 million of non-cash charges that did not impact our net cash from operations during this period). Our net cash from operations during this period included an increase in our accounts payable and accrued expenses of approximately $2.6 million and a decrease in accounts receivable of approximately $29,000. These positive cash changes were offset by a decrease in accrued payroll and related benefits of approximately $1.0 million, a decrease in prepaid expenses and other assets of approximately $2.0 million and a decrease in our accrued interest payable of approximately $425,000. These changes can be attributed primarily to the growth in our business as well as other factors described more fully below.

The changes in our operating assets and liabilities and the associated impacts on our net cash from operations during the quarter ended March 31, 2005 as compared to the changes during the quarter ended March 31, 2006 are primarily due to the following factors:

•	Accounts Receivable. Net cash from accounts receivable increased by $29,000 during the three months ended March 31, 2006 compared to a $982,000 decrease during the three months ended March 31, 2005. This change was attributable primarily to a decrease in our days sales outstanding, or DSO, from 50 to 47. We calculate our DSO based upon a three month average of accounts receivable and revenue. The decrease in our DSO was primarily due to improved turnaround of invoicing associated with our implementation of an automated billing system. We completed implementation of this automated billing process in September 2005 and believe it, together with an increased focus on the collection process, has enabled us to prepare and deliver invoices more quickly.

•	Accounts Payable and Accrued Expenses. Net cash from accounts payable and accrued expenses increased by approximately $2.6 million during the three-months ended March 31, 2006 and approximately $519,000 during the three months ended March 31, 2005. This increase was primarily due to an increase in accrued income taxes as of March 31, 2006. This was due to the increase in taxable income for the first quarter of 2006 along with the timing of the estimated income tax payments.

•	Accrued Payroll and Related Benefits. Net cash used for accrued payroll and related benefits increased by approximately $1 million during the three-months ended March 31, 2006 compared to approximately $507,000 during the three months ended March 31, 2005. This change was due primarily due to the timing of payroll and accrued bonus amounts.

•	Prepaid Expenses and Other Assets. Net cash used for prepaid expense and other assets increased by approximately $2.0 million during the three-months ended March 31, 2006 compared to $854,000 during the three months ended March 31, 2005. This change was primarily due to higher malpractice insurance premiums and additional prepaid expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $841,000 for the three months ended March 31, 2005 compared to $22.4 million for the three months ended March 31, 2006. This increase in net cash used in investing activities over this period resulted primarily from the purchase of short-term investment securities from part of the net cash proceeds received from our recent initial public offering. We also invested approximately $664,000 in property and equipment during the three months ended March 31, 2006 and approximately $591,000 during the three months ended March 31, 2005. The majority of these capital expenditures were associated with purchases of equipment and the continued investment in our information technology infrastructure.

Net Cash Provided Financing Activities

Net cash provided by financing activities was $54.8 million for the three months ended March 31, 2006. During the quarter we completed our initial public offering from which we received net proceeds of $85.8 million after deducting discounts and commissions paid to our underwriters and approximately $531,000 in offering costs paid during the quarter.

On January 2, 2006, we paid a regularly scheduled debt payment to Comerica Bank in the amount of $1,074,219. On February 8, 2006, we borrowed an additional $7.0 million under our term loan facility and distributed the full amount as a special dividend to the holders of our common stock and our then-outstanding redeemable convertible preferred stock. On February 14, 2006, we repaid in full the outstanding principal with Comerica Bank in the amount of $29,851,563 with proceeds from our initial public offering. After repaying this outstanding debt, we terminated our term and revolving loan facilities with Comerica Bank.

We believe that our cash balances and the expected cash flow from operations will be sufficient to fund our operating activities, working capital, acquisitions and capital expenditure requirements for the next eighteen months. We expect our long-term liquidity needs to consist primarily of working capital, capital expenditure requirements and future acquisitions. We intend to fund these long-term liquidity needs from cash generated from operations. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control and cannot be anticipated at this time. To the extent that funds generated by our initial public offering, together with existing cash and securities and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. Other than our agreement with ATN, we are not currently a party to any agreement or binding letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, although we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

The Company’s Sydney office lease and our medical liability insurance policy are collateralized by separate letters of credit in the amounts of $157,284 and $400,000 as of March 31, 2006. In February 2006, the Company renewed its medical liability insurance for a period of one year.

Contractual Obligations

The following table presents a summary of our contractual obligations and commitments as of March 31, 2006 which consists only of operating lease commitments. Professional services agreements with our affiliated radiologists are not included because they are terminable by either party, subject to certain notice provisions.

	Payments Due Within
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Operating lease commitments	$978,869	$1,834,264	$988,174	$2,435,836	6,237,144

Total contractual obligations	$978,869	$1,834,264	$988,174	$2,435,836	$6,237,144

During the three-months ended March 31, 2006, the Company entered into a lease agreement for 3,500 square feet of office space in Coeur d’Alene, Idaho. Effective April 1, 2006 the monthly lease amount is $3,500 and the lease expires in December 2007.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $48.6 million at March 31, 2006. These amounts were invested primarily in U.S. government securities. Additionally, the Company had short-term investments totaling $21.8 million at March 31, 2006. These amounts were invested primarily in U.S. government securities and municipal securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, any declines in interest rates will reduce future investment income. In addition, because we used a portion of the proceeds of the initial public offering to repay all outstanding debt obligations other than long-term capital lease obligations, we have determined that our debt is not subject to material interest rate risk.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of our business activities. We are currently subject to five medical malpractice claims and, in the past, have been subject to a malpractice claim for which a settlement was paid by our insurance carrier. We maintain insurance policies with coverages that we believe are appropriate in light of the risks attendant to our business, and believe that the resolution of the current claims will not have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount of damages resulting from a current or future claim, an unfavorable resolution of a claim could materially affect our future results of operations, cash flows or financial position.

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

Our revenue is derived primarily from fee-for-service billings to our radiology group customers. Our agreements with our customers generally provide for one-year terms and automatically renew for successive one-year terms unless terminated by our customers or us upon 30 days’ prior notice. Following the first anniversary of the agreements, the agreements typically may be terminated at any time by our customers or us upon 60 days’ prior notice. Our customers may elect not to renew their contracts with us, they may seek to renegotiate the terms of their contracts or they may choose to reduce or eliminate our services in the future. If our arrangements with our customers are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent that our radiology group customers’ agreements with the hospitals that they serve are terminated, our business, financial condition and results of operations could be adversely affected.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up agreements (which may be extended by up to 34 days under certain conditions) and other legal restrictions on resale discussed in our prospectus filed with the Securities and Exchange Commission lapse, the trading price of our common stock could decline. Based on shares outstanding as of March 1, 2006, we have outstanding 29,809,571 shares of common stock. Of these shares, only the 7,245,000 shares of common stock sold in our initial public offering is freely tradable, without restriction, in the public market as of the date of this annual report. Morgan Stanley & Co. Incorporated may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

After the lock-up agreements pertaining to our initial public offering expire, up to an additional 22,249,292 shares will be immediately eligible for sale in the public market, 18,170,494 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, the 1,865,926 shares that are subject to options outstanding as of March 31, 2006 under our 2004 Stock Plan and our 2006 Equity Incentive Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time,

•	provide that directors may only be removed “for cause,”

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt,

•	eliminate the ability of our stockholders to call special meetings of stockholders,

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders,

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws, and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

ITEM 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

Date: May 11, 2006	By:	/s/ CHRISTOPHER R. HUBER
Christopher R. Huber Vice President of Operations and Chief Financial Officer