Form 10-Q
period 2006-06-30
NightHawk Radiology Holdings Inc
filed 2006-08-11
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(208) 676-8321

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of July 31, 2006, 29,811,955 shares of the registrant’s Common Stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31, 2005	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,610,487	$36,061,564
Short-term investments		37,191,604
Trade accounts receivable, net	10,485,571	11,342,695
Deferred income taxes	19,839
Prepaid expenses and other current assets	2,164,126	2,039,971

Total current assets	25,280,023	86,635,834
Property and equipment, net	5,079,280	5,604,800
Goodwill	1,335,788	1,335,788
Intangible assets, net	3,431,418	3,159,751
Deferred income taxes		792,553
Other assets, net	409,253	82,788

Total	$35,535,762	$97,611,514

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$5,502,977	$5,103,473
Dividends declared	7,000,000
Accrued payroll and related benefits	2,366,430	2,120,053
Accrued interest payable	424,601
Deferred income taxes		72,206
Long-term debt, due within one year	6,229,991

Total current liabilities	21,523,999	7,295,732
Long-term debt	17,773,438
Fair value of redeemable preferred stock conversion feature	45,256,250
Deferred income taxes	630,303

Total liabilities	85,183,990	7,295,732

COMMITMENTS AND CONTINGENCIES
Redeemable common stock	15,356,253
Redeemable convertible preferred stock	13,156,916
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock—150,000,000 shares authorized; $.001 par value; 15,838,139 and 29,809,571 shares issued and outstanding at December 31, 2005 and June 30, 2006	15,838	29,810
Additional paid-in capital	9,434,351	225,591,937
Retained earnings (deficit)	(87,611,586)	(135,305,965)

Total stockholders’ equity (deficit)	(78,161,397)	90,315,782

Total	$35,535,762	$97,611,514

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Service revenue	$15,332,300	$22,876,569	$28,443,923	$42,915,772
Operating costs and expenses:
Professional services (includes non-cash compensation expense of $158,679, $931,531, $241,388 and $2,246,683)	5,132,472	8,553,972	9,514,299	16,948,047
Sales, general, and administrative (includes non-cash compensation expense of $2,901,034, $165,807, $3,030,503 and $351,444)	7,388,264	6,283,744	11,600,119	12,353,305
Depreciation and amortization	275,886	522,835	552,142	1,053,247

Total operating costs and expenses	12,796,622	15,360,551	21,666,560	30,354,599

Operating income	2,535,678	7,516,018	6,777,363	12,561,173
Other income (expense):
Interest expense	(199,161)	(7,017)	(461,424)	(559,671)
Interest income	11,164	764,559	32,131	1,151,284
Other, net	(33,825)	(22,693)	(47,494)	(44,336)
Change in fair value of redeemable preferred stock conversion feature	(9,993,750)		(11,372,221)	(44,183,770)

Total other income (expense)	(10,215,572)	734,849	(11,849,008)	(43,636,493)

Income (loss) before income taxes	(7,679,894)	8,250,867	(5,071,645)	(31,075,320)
Income tax expense	904,949	3,214,631	2,464,155	5,114,917

Net income (loss)	(8,584,843)	5,036,236	(7,535,800)	(36,190,237)
Redeemable preferred stock accretion	(263,288)		(521,053)	(117,534)

Net income (loss) applicable to common stockholders	$(8,848,131)	$5,036,236	$(8,056,853)	$(36,307,771)

Earnings (loss) per common share:
Basic	$(0.51)	$0.17	$(0.47)	$(1.34)
Diluted	$(0.51)	$0.17	$(0.47)	$(1.34)
Weighted averages of common shares outstanding:
Basic	17,194,286	29,809,571	17,194,286	27,159,294
Diluted	17,194,286	30,484,960	17,194,286	27,159,294

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2005	2006
Cash flows from operating activities:
Net loss	$(7,535,800)	$(36,190,237)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	552,142	1,053,247
Accretion of discounts on investments		(233,765)
Other losses		346,423
Deferred income taxes	(352,085)	(1,330,811)
Change in fair value of redeemable preferred stock conversion feature	11,372,221	44,183,770
Non-cash stock compensation expense	3,271,891	2,598,127
Provision for doubtful accounts and sales credits	17,566	37,328
Changes in operating assets and liabilities :
Trade accounts receivable	(3,953,835)	(894,452)
Prepaid expenses and other current assets	(1,263,511)	(1,309,188)
Accounts payable and accrued expenses	523,862	14,206
Accrued payroll and related benefits	(193,904)	(246,377)
Accrued interest payable	(248,219)	(424,601)

Net cash provided by operating activities	2,190,328	7,603,670

Cash flows from investing activities:
Purchase of short-term investments		(41,457,839)
Proceeds from maturities of short-term investments		4,500,000
Purchase of property and equipment	(1,113,401)	(1,300,230)
Payment of amount related to DayHawk acquisition	(500,000)

Net cash used in investing activities	(1,613,401)	(38,258,069)

Cash flows from financing activities:
Repayments of line of credit	(3,000,000)
Proceeds from note payable	12,780,900	7,000,000
Repayment of notes payable and debt	(10,134,046)	(31,003,429)
Proceeds from issuance of common stock, net of issuance costs		85,108,905
Dividends paid		(7,000,000)

Net cash provided by (used in) financing activities	(353,146)	54,105,476

Net increase in cash and cash equivalents	223,781	23,451,077
Cash and cash equivalents—beginning of period	5,813,861	12,610,487

Cash and cash equivalents—end of period	$6,037,642	$36,061,564

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited)

	Six Months Ended June 30,
	2005	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$710,260	$646,327
Cash paid for income taxes	$2,507,455	$6,213,702
Non-cash investing and financing activities:
Accretion of redeemable preferred stock	$521,053	$117,534
Accretion of redeemable common stock	$3,572,679	$11,386,608
Conversion of redeemable convertible preferred stock		$13,274,450
Conversion of redeemable common stock		$26,742,861
Conversion of preferred stock conversion feature		$89,440,020
Stock issuance costs included in accounts payable and accrued expenses	$427,346	$460,118
Stock issuance costs paid in 2005 reclassified to additional paid-in capital		$532,686
Purchases of equipment included in accounts payable	$12,016	$26,937

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. GENERAL

Background—NightHawk Radiology Holdings, Inc., a Delaware corporation (the “Company”), is a provider of radiology services to radiology groups and hospitals across the United States. The Company’s general offices are located in Coeur d’Alene, Idaho and its primary reading facilities are in Sydney, Australia and Zurich, Switzerland. The Company’s functional currency is the U.S. dollar. The Company has a single reporting segment and reporting unit structure.

On February 8, 2006, a registration statement relating to our initial public offering of the Company’s common stock was declared effective by the Securities and Exchange Commission. Under this registration statement, the Company registered the issuance of 5,800,000 shares of its common stock, and another 1,445,000 shares of its common stock sold by certain selling stockholders. All 7,245,000 shares of common stock issued pursuant to the registration statement, including the 1,445,000 shares sold by the selling stockholders, were sold at a price to the public of $16.00 per share.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material aspects, the results of operations for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2005 Form 10-K previously filed with the Securities and Exchange Commission. The results of operations for the three months and six-months ended June 30, 2006 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Trade Accounts Receivables—Trade accounts receivable represent receivables for radiology services and are recorded at the invoiced amount and are non-interest bearing. The Company has a history of minimal uncollectible receivables. Management reviews past due accounts receivable to identify specific customers with known disputes or collectiblity issues.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss recorded in the statement of operations. There were no investment securities which management identified to be other-than-temporarily impaired as of June 30, 2006, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition in the consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial statements.

3. SHORT-TERM INVESTMENTS

At June 30, 2006, short-term investments includes various held-to-maturity debt securities, which are carried at amortized cost. Due to the short-term nature of these investments, the amortized cost approximates fair market value. All of these securities mature during 2006 and consist of the following at June 30, 2006:

U.S. government and federal agency securities	$35,189,432
Municipal securities	2,002,172

$37,191,604

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2005	June 30, 2006
Computers, diagnostic workstations, and telecommunications systems	$3,361,821	$3,930,031
Office furniture and equipment	530,544	643,262
Software	1,803,112	2,358,887
Leasehold improvements	1,208,020	1,268,520

	6,903,497	8,200,700
Less accumulated depreciation	(1,824,217)	(2,595,900)

	$5,079,280	$5,604,800

Depreciation expense for the three-months ended June 30, 2005 and 2006 was approximately $207,000 and $403,000, respectively, and $412,000 and $782,000 for the six months ended June 30, 2005 and 2006, respectively.

5. INTANGIBLE ASSETS

A summary of intangible assets at June 30, 2006 is as follows:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer lists and relationships	6-10 years	$2,620,000	$(355,249)	$2,264,751
Tradename and trademarks	10 years	150,000	(24,375)	125,625
Customer contracts	7 months	100,000	(100,000)
Noncompete agreements	2-3 years	210,000	(80,625)	129,375

Total		$3,080,000	$(560,249)	2,519,751

Unamortized intangible assets:
Tradename and trademarks				640,000

Total intangible assets				$3,159,751

Estimated Amortization Expense:	Amount
Year ending December 31, 2006	$477,583
Year ending December 31, 2007	455,667
Year ending December 31, 2008	442,333
Year ending December 31, 2009	402,333
Year ending December 31, 2010	402,333

Total	$2,180,249

Amortization expense for the three months ended June 30, 2005 and 2006 was approximately $64,000 and $120,000, respectively, and $136,000 and $272,000 for the six months ended June 30, 2005 and 2006, respectively.

6. LONG-TERM DEBT

On February 8, 2006, the Company borrowed an additional $7,000,000 under its term loan facility with Comerica Bank and distributed the full amount as a special dividend to the holders of its common stock and its then-outstanding redeemable convertible preferred stock. See Dividends discussion in Note 12. On January 2, 2006, the Company paid a regularly scheduled debt payment to Comerica in the amount of $1,074,219. On February 14, 2006, the Company repaid in full the debt and interest outstanding with Comerica Bank in the amount of $30,066,639 with proceeds from the Company’s initial public offering. Subsequent to repaying this outstanding debt, the Company terminated its term and revolving loan facilities with Comerica Bank in the first quarter of 2006.

7. CONTINGENCIES

Litigation—The Company is involved in litigation in the normal course of business. After consultation with legal counsel, management estimates that at December 31, 2005 and June 30, 2006 these matters are expected to be resolved without material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

8. RELATED PARTY TRANSACTIONS

The Company provided radiology services to a former member of Nighthawk Radiology Services, LLC without charge. The former member provides radiology readings to a local hospital during business hours and the Company provided off-hours and emergency radiology readings to the hospital on the former member’s behalf. The estimated value of the services provided by the Company, based on rates charged to unrelated third parties for the three months ended June 30, 2005 and 2006 was approximately $35,000 and $31,000, respectively, and $63,000 and $57,000 for the six months ended June 30, 2005 and 2006, respectively. These services are included in service revenue and professional services.

On May 28, 2004, the Company issued 638,876 shares of restricted common stock to a person who subsequently became a non-employee member of the Company’s Board of Directors. These shares have been recorded in accordance with EITF No. 96-18. On June 9, 2005, the Company’s Board of Directors accelerated vesting of these shares. As a result, the Company recognized non-cash stock compensation expense of $2,861,574 for the three-months ended June 30, 2005 and $2,926,255 for the six-months ended June 30, 2005. After June 9, 2005, the Company no longer records non-cash stock compensation associated with these shares.

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

On January 20, 2006 the Company’s board of directors approved the grant of options to purchase an aggregate of 107,968 shares of the Company’s common stock under the 2004 Plan at an exercise price of $10.63. On February 15, 2006, the Company’s board of directors approved the grant of options to purchase an aggregate of 62,352 shares of the Company’s common stock under the 2006 Plan at an exercise price of $23.05. No stock-based awards were issued during the second quarter of 2006.

At June 30, 2006, the Company had 1,849,124 options outstanding to purchase common stock (372,901 vested and exercisable) with a weighted average exercise price of $4.49 and expiring at various dates through February 2016. At June 30, 2006, the Company had 1,651,033 stock-based awards available to be issued under its 2006 Plan.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) for its share-based compensation plans. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion 58, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (SAB 107) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

The Company previously accounted for these plans under the recognition and measurement principals and disclosure requirements established by SFAS No. 123, as amended by SFAS No. 148. Under SFAS No. 123, compensation expense was recorded in operations for the Company’s stock-based awards granted under the 2004 plan, so compensation expense related to all the Company’s share-based compensation plans have been recorded in both the current and prior year comparative periods.

The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123(R).

A summary of our stock option activity during the six months ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2006	1,723,590	$3.47
Grants	170,320	$15.17
Cancellations	(44,786)	$6.04

Options outstanding at June 30, 2006	1,849,124	$4.49

The following table summarizes information about stock options outstanding at June 30, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$1.56 – $2.81	991,200	8.34	$1.69	244,849	$1.59
$2.82 – $4.68	252,369	8.69	$3.45	90,712	$3.41
$4.69 – $10.00	451,219	9.14	$7.40	37,340	$4.81
$10.01– $10.62	91,984	9.56	$10.62	—
$10.63 – $23.05	62,352	9.63	$23.05	—

	1,849,124	8.69	$4.49	372,901	$2.35

The fair value of stock options issued during the three and six months ended June 30, 2005 and 2006 were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006
Dividend yield	—	—
Expected volatility	54.0%	N/A
Risk-free interest rates	3.67%	N/A
Expected life (years)	3.67	N/A

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Dividend yield	—	—
Expected volatility	54.0%	38.7%
Risk-free interest rates	3.86%	4.84%
Expected life (years)	3.63	4.73

10. COMPUTATION OF EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three-Months Ended		Six-Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Numerator:
Net income (loss) available in basic calculation	$(8,848,131)	$5,036,236	$(8,056,853)	$(36,307,771)
Plus: Income impact of assumed conversions of preferred stock dividends	(a)		(a)	(a)

Net income (loss) applicable to common stockholders-dilutive	$(8,848,131)	$5,036,236	$(8,056,853)	$(36,307,771)

Denominator:
Weighted-average common shares outstanding-basic	17,194,286	29,809,571	17,194,286	27,159,294
Effect of dilutive stock options	(b)	675,389	(b)	(b)
Effect of convertible preferred stock	(a)		(a)	(a)

Weighted average common shares outstanding-dilutive	17,194,286	30,484,960	17,194,286	27,159,294

Earnings (loss) per common share—basic	$(0.51)	$0.17	$(0.47)	$(1.34)
Earnings (loss) per common share—diluted	$(0.51)	$0.17	$(0.47)	$(1.34)

(a)	The income impact of assumed conversions of the preferred stock dividends and the effect of the convertible preferred stock in the denominator are anti-dilutive.

(b)	The effects of the shares which would be issued upon exercise of these options have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.

11. INCOME TAXES

In accordance with interim reporting requirements, the Company uses an estimated annual effective tax rate for computing its provision for income taxes. The effective rate for the three months ended June 30, 2005 and 2006 was (11.8%) and 39.0%, respectively. The effective rate for the six months ended June 30, 2005 and 2006 was (48.6%) and (16.5%), respectively. The difference in effective tax rates is primarily due to the increase in the fair market value of the redeemable preferred stock conversion feature which terminated in connection with the Company’s initial public offering.

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

On February 9, 2006, the Company completed an initial public offering (“IPO”) of 5,800,000 shares of its common stock, from which the Company received net proceeds of approximately $86.3 million (after deducting the underwriting discounts and commissions). The Company had incurred $2.2 million in stock issuance costs. Subsequent to the IPO, these costs were charged against additional paid in capital on the consolidated balance sheet. In addition, at the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into common stock and, as a result, the Company did not record any additional charge associated with the change in fair value of the conversion feature of the redeemable convertible preferred stock after such date. Prior to the IPO, this redeemable convertible preferred stock was classified as mezzanine equity on the consolidated balance sheet and the fair value of the related conversion feature was classified as a liability on the consolidated balance sheet. Also as a result of the conversion of all outstanding shares of redeemable convertible preferred stock into shares of common stock, all rights of the holders of such shares to receive accrued dividends or to exercise redemption rights terminated. As a result, the accretion relating to the Company’s redeemable convertible preferred stock also terminated.

Finally, as a result of the Company’s IPO, the rights of certain holders of the Company’s common stock to have their shares redeemed by the Company terminated. Prior to the Company’s IPO, this redeemable common stock was classified as mezzanine equity on the consolidated balance sheet and the Company recorded periodic accretions of the redemption value of such shares at each balance sheet date. Because this redemption right expired upon the IPO, the Company no longer records the periodic accretions related to these redemption rights, and these shares of common stock no longer are required to be recorded as mezzanine equity on the Company consolidated balance sheet but, instead, as shares of common stock within stockholders’ equity.

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

Overview

We believe that we are the leading provider of radiology services to radiology groups and hospitals across the United States. Our team of American Board of Radiology-certified, U.S. state-licensed and hospital-privileged radiologists uses our proprietary workflow technology to provide radiological interpretations to our customers primarily from centralized reading facilities located in Sydney, Australia and Zurich, Switzerland.

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

Executive Summary and Highlights

Recent Acquisition

On September 30, 2005, we acquired American Teleradiology Nighthawks, Inc., or ATN. We regard the ATN acquisition as an acquisition of an off-hours teleradiology business that is supplemental to our current business, and an early-stage teleradiology business that will focus on partnering with radiologists in order to supplement the services they provide to their hospitals. The consideration to the ATN stockholders in connection with the acquisition is based primarily upon the future financial performance of these two businesses. Specifically, the consideration to the stockholders of ATN consists of:

•	315,279 shares of our common stock issued on September 30, 2005.

•	additional shares of our common stock that may be issued in an amount equal to (a) the quotient obtained by dividing (i) revenue generated during the twelve month period ending September 30, 2006 from the off hours teleradiology contracts acquired from ATN by (ii) $12.69, which was the value per share of our common stock on the date of completion of the acquisition (as agreed by the parties) minus (b) 315,279, which was the number of shares of our common stock issued to the stockholders of ATN at the completion of the acquisition, and

•	additional shares of our common stock that may be issued in an amount equal to the sum of (a) the quotient obtained by dividing (i) earnings before interest, taxes, depreciation and amortization, or EBITDA, generated by the group partnering business during the twelve month period ending March 31, 2007 by (ii) $12.69, which was the value per share of our common stock on the date of completion of the acquisition (as agreed by the parties), plus (b) the quotient obtained by dividing (A) three times (3x) the EBITDA amount described in clause (i) by (B) the fair market value of our common stock, determined on a per share basis, on March 31, 2007.

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

Revenue Recognition and Allowance for Doubtful Accounts

We enter into services contracts with our customers that typically have a one year term, and automatically renew for each successive year unless terminated by the customer or by us. The amount we charge for our radiology services varies by customer based on a number of factors, including the hours of coverage we provide for the customer, the number of reads we provide to the customer and the technical and administrative services we provide to the customer. We recognize revenue when we have satisfied all of our significant contractual obligations to our customers and we determine that the collection of the resulting receivable is reasonably assured. Revenue from services is recognized in the fiscal month in which the radiological interpretation is complete and forwarded to the customer. We review our historical collection experience on a quarterly basis to determine the necessity of a provision for doubtful accounts. As of June 30, 2006, we had reserved approximately $263,000 for doubtful accounts and sales credits based on our estimate of the collectibility of outstanding receivables as of that date.

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

On March 31, 2004, in connection with the organization and capitalization of NightHawk Radiology Holdings, Inc., we issued 6,500,003 shares of redeemable preferred stock for a total consideration of $13 million. Each share of redeemable preferred stock was convertible, at the option of the holder, into one share of common stock. The conversion feature of the redeemable preferred stock was considered an embedded derivative under the provisions of SFAS No. 133, and accordingly was accounted for separately from the redeemable preferred stock. We determined the fair value of the redeemable preferred stock conversion feature based upon the fair value of the underlying common stock. On the date of issuance, the estimated fair value of the conversion feature was $1,670,277 which was recorded as a liability on the date of issuance, thus reducing the recorded value of the redeemable preferred stock to $11,329,723. At each balance sheet date, we adjusted the carrying value of the embedded derivative to estimated fair value and recognized the change in such estimated value in our consolidated statements of operations.

We also classified the redeemable preferred stock as mezzanine equity. As such, we accreted the carrying value of such stock to its redemption value using the effective interest method through the redemption period. In addition, the redeemable preferred stock accrued dividends since the date of issuance. We recognized these two types of accretion of redeemable preferred stock in our consolidated statement of operations as a decrease in net income available to common stockholders.

At the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock. As a result, beginning at the closing of the initial public offering we have not recorded any additional charge associated with the change in fair value of the conversion feature. Effective February 9, 2006, the amount reported as fair value of the redeemable preferred stock conversion feature was reclassified to additional paid-in capital in the equity section of the balance sheet. Also, the rights of the holders of redeemable preferred stock to receive accrued dividends or to exercise redemption rights terminated. As a result, the accretion of redeemable preferred stock also terminated. These amounts were reclassified to stockholders’ equity.

Stock-Based Compensation

Physician Stock-Based Compensation. We record stock-based compensation expense in connection with any grant of stock options, restricted stock units, warrants or other issuance of shares of common stock to our affiliated radiologists. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to our affiliated radiologists in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123 (R)) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18), by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to the issuance of restricted stock units or shares of our common stock to our affiliated radiologists based on the fair value of our common stock at the date the shares are issued. Stock-based compensation to our affiliated radiologists is included in professional services expense. In accordance with EITF No. 96-18, because our radiologists are treated as independent contractors and not as employees, we calculate the stock-based compensation expense related to the issuance of stock options or restricted stock units to our affiliated radiologists by determining the fair value of the equity grant at the end of each period and recording the change in value of the equity grant as an expense during such period. If the price of our common stock increases over a given period, this accounting treatment results in compensation expense that exceeds the expense we would have recorded if these individuals were employees.

Non-Physician Stock-Based Compensation. We also record stock-based compensation expense in connection with any grant of stock options, restricted stock units, warrants or other issuance of shares of common stock to employees, directors and non-physician contractors. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to our employees, directors and non-physician contractors in accordance with SFAS No. 123 (R) by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to the issuance of restricted stock units or shares of our common stock to our employees, directors and non-physician contractors based on the fair value of our common stock on the date the restricted stock units or shares are issued. Stock-based compensation to employees and non-physician contractors is included in sales, general and administrative expense.

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

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The value of goodwill and intangible assets is stated at the lower of cost or fair value. Goodwill is not subject to amortization; however it is subject to periodic impairment assessments. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we are required to perform at least annually an impairment test and to consider other indicators that may arise throughout the year to re-evaluate carrying value. Some factors we consider important, which could trigger an interim impairment review, include:

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

Since our first full year of operations, we have experienced significant revenue growth, from $4.7 million in 2002 to $64.1 million in 2005 and to $42.9 million in the first six-months of 2006. This growth in service revenue resulted primarily from:

•	an increase in our customer base,

•	an increase in utilization of our service by our customers,

•	an expansion of our service hours and product offerings,

•	a high customer retention rate, and

•	our acquisition of ATN in September 2005 and DayHawk in November 2004.

As of June 30, 2006, our affiliated radiologists provided services to 517 customers serving 933 hospitals. The total number of hospitals we cover represents approximately 17% of all hospitals in the United States. Most of our customers do not utilize all of the hours of coverage that we are able to provide.

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

Professional Services Expense. Our professional services expense consists primarily of the fees we pay to our affiliated radiologists for their services (which we refer to as physician compensation), physician stock-based compensation, the premiums we pay for medical liability insurance and medical liability loss contingency expense. Our affiliated radiologists are highly trained professionals and we compensate them accordingly. As a result, physician compensation is our most significant expense. We structure our relationships with our affiliated radiologists such that they have control over the number of hours that they work. We compensate our affiliated radiologists using a formula that is generally based upon the number of hours worked and the workload completed. and we also provide discretionary bonuses. We recognize physician compensation expense in the month in which the services are performed. We recognize expenses associated with medical liability premiums in the month in which the expense is incurred. We record medical liability loss contingency expense in the month in which we deem such liability to be probable.

Physician Stock-Based Compensation Expense. As described previously, we record physician stock-based compensation expense in connection with any grant of stock options, restricted stock units, warrants or other issuance of shares of our common stock to our affiliated radiologists and present this expense in our consolidated statements of operations as part of our professional services expense. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to affiliated radiologists in accordance with EITF No. 96-18.

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

Non-Physician Stock-Based Compensation Expense. As described previously, we record non-physician stock-based compensation expense in connection with any grant of stock options, restricted stock units, warrants or other issuance of shares of our common stock to our employees, directors and non-physician contractors and present this expense in our consolidated statement of income as part of our sales, general and administrative expense. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to our employees, directors and non-physician contractors in accordance with SFAS No. 123(R).

Our Non-Operating Expenses

In addition to our operating expenses, we record the following non-operating expenses.

Interest Expense. The interest expense we incur in a given period is directly attributable to the principal amount of debt we have outstanding during such period.

Change in Fair Value of Redeemable Preferred Stock Conversion Feature. We entered into a stockholders agreement with the holders of our Series A preferred stock pursuant to which we agreed to repurchase all or any portion of the shares of redeemable preferred stock then held by such holders at any time after seven years from the date of issuance. The redemption provision in the stockholders agreement, which terminated upon the closing of our initial public offering, provided that the repurchase price for such shares of redeemable preferred stock would be the greater of (i) the market value of the common stock issuable upon conversion of the redeemable preferred stock or (ii) the liquidation value of such shares of redeemable preferred stock (including all accrued and unpaid dividends). The conversion feature of the redeemable preferred stock was considered an embedded derivative under the provisions of SFAS No. 133, and accordingly was accounted for separately from the redeemable preferred stock. On the date of issuance, the estimated fair value of the conversion feature was $1,670,277 which was recorded as a liability on the balance sheet date on the date of issue thus reducing the recorded value of the redeemable preferred stock to $11,329,723. While these shares remained outstanding, on each balance sheet date subsequent to the execution of that agreement, we adjusted the carrying value of the embedded derivative to estimated fair value and recognized the change in such estimated value in our consolidated statements of operations.

At the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into shares of common stock, and, as a result, we do not record any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock after such date.

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

At the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into shares of common stock and the rights of the holders of redeemable preferred stock to receive accrued dividends or to exercise redemption rights terminated. As a result, the accretion relating to our redeemable preferred stock also terminated. These amounts are now reported within stockholders’ equity.

Trends in our Business and Results of Operations

Revenue Trends. Our business has grown rapidly since inception. This growth has been driven primarily by an increase in our customer base, an increase in utilization of our service by our customers, an expansion of our service hours, a high customer retention rate and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market. Our strategy is to expand on our position as the leading provider of radiology services by:

•	targeting new customers,

•	expanding our radiology group customers’ utilization of our services as they implement coverage of additional hospitals,

•	marketing to our customers the additional available hours of coverage,

•	expanding our service offerings to include primary and subspecialty interpretations,

•	pursuing strategic acquisitions, and

•	developing a market for our software technology.

Our revenue has increased in absolute dollars each year since inception and our revenue growth rate has been strong. However, our revenue growth rate declined from the second quarter of 2005 to the second quarter of 2006 when compared with our growth rate from the second quarter of 2004 to the second quarter of 2005 and will likely continue to decline as a result of the increased revenue base against which future periods will be compared. We expect that a number of our customers will continue to implement coverage for additional hospitals as well as continue to use additional hours of our service, resulting in an overall increase in the utilization of our service by those customers.

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

Our medical liability expense has also increased in absolute dollars each year since inception, primarily due to increases in our medical liability premiums as our business has grown. We expect our medical liability premiums and, as a result, our medical liability expenses, to continue to increase in future periods as our business grows. In addition, if we have claims in future periods for which we deem a liability to be probable, our medical liability expense may increase.

Trends in Physician Stock-Based Compensation Expense. The amount of physician stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding options held by our affiliated radiologists and the amount of increase, if any, in the value of our common stock in that period. Because of the accounting treatment required by EITF 96-18, if the value of our common stock increases over a given period, we will record a compensation expense that generally exceeds the expense we would have recorded if these individuals were employees because EITF 96-18 requires us to record the increase in the value of the option during such period as an expense. As a result, because of the relatively significant increase in value of our common stock during the first quarter of 2006 primarily as a result of our initial public offering, we recorded significant physician stock-based compensation expense in the first half of 2006 as compared to the first half of 2005. Our expense in future periods for physician stock-based compensation will be driven primarily by new equity-based grants we make to our radiologists, the rate at which those equity awards and the currently outstanding options vest over such periods, as well as changes, if any, in our stock price during such periods.

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

Trends in Interest Expense. For 2005 and first quarter of 2006 our interest expense was attributable to the principal amount of debt we had outstanding primarily as a result of a loan agreement with Comerica Bank. Pursuant to this loan agreement we borrowed an aggregate of $35 million at various times throughout 2005 and the first quarter of 2006. We used the proceeds from this loan facility in part to repay previously existing debt and in part to fund a special distribution of $20 million to the holders of our then-outstanding common stock and redeemable preferred stock. We repaid all of this indebtedness on February 14, 2006 with a portion of the proceeds from our initial public offering. We do not expect to incur material interest expense in future periods.

Trends in Interest Income. On February 14, 2006, we completed an initial public offering of our common stock from which we received net proceeds of $85.1 million after deducting underwriter discounts and commissions and approximately $1.2 million in offering costs paid during the six month period ended June 30, 2006. Of this amount, we invested approximately $63 million in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities.

Trends and Treatment of Redeemable Preferred Stock. Upon the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into shares of common stock and the rights of the holders of redeemable preferred stock to receive accrued dividends or to exercise redemption rights terminated. As a result, since the date of the closing of our initial public offering, we do not record any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock, and the accretion relating to our redeemable preferred stock terminates.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of service revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Service revenue	100%	100%	100%	100%
Operating costs and expenses:
Professional services (1)	33	37	33	39
Sales, general and administrative (2)	48	28	41	29
Depreciation and amortization	2	2	2	3

Total operating costs and expenses	83	67	76	71

Operating income	17	33	24	29
Other income (expense):
Interest expense	(2)	—	(2)	(1)
Interest income	—	3	—	3
Change in fair value of redeemable preferred stock conversion feature	(65)	—	(40)	(103)

Total other income (expense)	(67)	3	(42)	(101)

Income (loss) before income taxes	(50)	36	(18)	(72)
Income tax expense	6	14	9	12

Net income (loss)	(56)	22	(27)	(84)
Redeemable preferred stock accretion	(2)	—	(1)	(1)

Net income (loss) applicable to common stockholders	(58)%	22%	(28)%	(85)%

(1)	Includes non-cash stock-based compensation expense of $158,679 and $931,531 for the second quarter of 2005 and 2006, respectively and $241,388 and $2,246,683 for the six months ended June 30, 2005 and 2006, respectively.

(2)	Includes non-cash stock-based compensation expense of $2,901,034 and $165,807 for the second quarter of 2005 and 2006, respectively and $3,030,503 and $351,444 for the six months ended June 30, 2005 and 2006, respectively.

Comparison of Fiscal Quarters Ended June 30, 2005 and June 30, 2006

Service Revenue

	Fiscal Quarter Ended June 30,		Change
	2005	2006	In Dollars	Percentage
Service revenue	$15,332,300	$22,876,569	$7,544,269	49%

The increase in service revenue from the second quarter of 2005 to the second quarter of 2006 resulted primarily from a 57% increase in volume, which was primarily due to an increase in the number of our radiology group customers and their affiliated hospitals, an increase in utilization by our customers of our hours of service and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market. The number of radiology group and hospital customers to which we provided service increased from 357 as of June 30, 2005 to 517 as of June 30, 2006, a 45% increase, and the number of hospital sites to which we provided service increased from 714 as of June 30, 2005 to 933 as of June 30, 2006, a 31% increase. The increase in the number of our customers and hospitals served resulted primarily from increased market acceptance of teleradiology as a solution, an increase in the recognition by the marketplace of the quality of our service offerings, the success by our sales professionals in generating new customers, and an improvement in our ability to meet the increased demand for our service, primarily through the addition of affiliated radiologists and the expansion of our hours of service. In addition, the ATN acquisition, completed on September 30, 2005, contributed 51 new customers. The increase in service revenue was offset partially by pricing declines.

Operating Costs and Expenses

Professional Services

	Fiscal Quarter Ended June 30,		Change
	2005	2006	In Dollars	Percentage
Professional services (1)	$5,132,472	$8,553,973	$3,421,501	67%
Percentage of service revenue	33%	37%

(1)	Includes non-cash stock-based compensation expense of $158,679 for the second quarter of 2005 and $931,531 for the second quarter of 2006.

The increase in professional services expense from the second quarter of 2005 to the second quarter of 2006 resulted primarily from an increase in the number of our affiliated radiologists providing service, an increase in our physician stock-based compensation expense, as well as an increase in the service fees we paid to our affiliated radiologists as a result of increases in volume and scheduled increases in hourly compensation under the terms of the professional services agreements with our affiliated radiologists. From the second quarter of 2005 to the second quarter of 2006, we increased the number of our affiliated radiologists from 30 to 54. This increase was driven primarily by the increased demand for our services and was attributable to our ability to effectively recruit additional radiologists to meet such demand. While our professional services expense increased by 67% for the period, our professional services expense as a percentage of service revenue increased from 33% for the second quarter of 2005, to 37% for the second quarter of 2006 due to the expenses described below. The following expenses comprise our professional services expense:

•	Physician Compensation Expense. Our physician compensation expense increased from $4.7 million for the second quarter of 2005 to $7.3 million for the second quarter of 2006, a 55% increase, and as a percentage of service revenue from 31% to 32% during that same period. These increases were largely due to (i) the compensation structure for the physicians who were part of the ATN acquisition and (ii) a decrease in unit pricing which was largely driven by lower priced contracts assumed from the ATN acquisition and pricing pressure from increased competition.

•	Medical Liability Expense. Our medical liability expense increased from approximately $258,000 for the second quarter of 2005 to approximately $315,000 for the second quarter of 2006, a 22% increase. As a percentage of service revenue, medical liability expense decreased from 1.7% of service revenue for the second quarter of 2005 to 1.4% for the second quarter of 2006 due to lower premiums relative to the higher volume. We had no claims loss contingency expense for either period and expenses are solely related to medical liability premiums.

•	Physician Stock-Based Compensation Expense. We experienced a significant increase in non-cash physician stock-based compensation expense from approximately $159,000 for the second quarter of 2005 to approximately $932,000 for the second quarter of 2006. As a percentage of revenue, physician stock-based compensation expense increased from 1% for the second quarter of 2005 to 4% for the second quarter of 2006. This increase, which resulted partially from the accounting treatment required by EITF 96-18, was driven primarily by the growth in the number of physicians, increased vesting in options held by independent contractors and the increase in our stock price as of June 30, 2006 as compared to the value of our common stock as of June 30, 2005, which was primarily due to the completion of our initial public offering.

Sales, General and Administrative

	Fiscal Quarter Ended June 30,		Change
	2005	2006	In Dollars	Percentage
Sales, general and administrative (1)	$7,388,264	$6,283,744	$(1,104,521)	(15)%
Percentage of service revenue	48%	28%

(1)	Includes non-cash stock-based compensation expense of $2.9 million for the second quarter of 2005 and $166,000 for the second quarter of 2006.

The decrease in our sales, general and administrative expense from the second quarter of 2005 to the second quarter of 2006 resulted primarily from a one time non-cash stock compensation expense associated with a restricted stock grant to one of our former board members in the second quarter of 2005. As a result, as a percentage of service revenue, sales, general and administrative expense is down from 48% for the second quarter of 2005 to 28% for the second quarter of 2006. Excluding non-cash stock compensation, our sales, general and administrative expense increased in the second quarter of 2006 primarily due to increases in payroll expense due to additional hiring and costs associated with operating as a public company in 2006. Excluding non-cash stock compensation expense, expressed as a percentage of revenue, sales, general and administrative expense is down from 29% for the second quarter of 2005 to 27% for the second quarter of 2006. The following expenses comprise our sales, general and administrative expense:

•	Payroll and Related Expense. Our sales, general and administrative headcount increased from 132 at June 30, 2005 to 200 at June 30, 2006, a 52% increase, and resulted in an increase in payroll expense from $2.5 million for the second quarter of 2005 to $4.1 million for the second quarter of 2006, a 63% increase. This increase in payroll expense resulted primarily from personnel additions in our quality control, information technology, finance, sales, business development and licensing and privileging departments. Expressed as a percentage of service revenue, our sales, general and administrative payroll and related expenses increased from approximately 16% of service revenue for the second quarter of 2005 to 18% for the second quarter of 2006.

•	Information Technology and Telecommunications Expense. Our non-payroll information technology and telecommunications expense increased from approximately $437,000 for the second quarter of 2005 to approximately $489,000 for the second quarter of 2006, a 12% increase. As a percentage of service revenue, IT and telecommunications expense decreased from 3% for the second quarter of 2005 to 2% for the second quarter of 2006. These changes resulted primarily from lower telephone service costs as the company implemented cost reduction initiatives.

•	Facilities Expense. Our facilities and office-based expense increased from approximately $378,000 for the second quarter of 2005 to $483,000 for the second quarter of 2006, a 28% increase. As a percentage of service revenue, facilities expense decreased from 2.5% for the second quarter of 2005 to 2.1% for the second quarter of 2006. The increase in facilities and office-based expense was driven primarily by increased facilities and occupancy expenses associated with our facilities in Sydney, Australia, Zurich, Switzerland, Milwaukee, Wisconsin, Coeur d’Alene, Idaho and Roanoke, Virginia.

•

Licensing and Privileging Expense. Our non-payroll licensing and privileging expense consists primarily of fees paid in connection with the state medical licenses and hospital privileges we obtain on behalf of our affiliated radiologists. Our affiliated radiologists are licensed to practice medicine in an average of 35 states and have been granted privileges at an average of 446 hospitals. As a result of our efforts to obtain these medical licenses and staff privileges for our affiliated radiologists, we incur administrative expenses as well as fees payable to the states and hospitals. Each state typically requires a fee to be paid in connection with the issuance of a medical license as well as an additional annual fee that must be paid to maintain the medical license. In addition, many hospitals have annual fees associated with the granting of medical staff privileges. Non-payroll licensing and privileging expenses decreased from approximately $286,000 for the second quarter of 2005 to approximately $269,000 for the second quarter of 2006, a 6% decrease. As a percentage of service revenue, licensing and privileging costs decreased from 2% for the second quarter of 2005 to 1% for the second quarter of 2006. Licensing and privileging expense is driven by the timing of new contracted physicians and the timing of renewals for existing physicians’ licenses and credentials.

•	Other General and Administrative Expense. Our other general and administrative expense consists primarily of professional accounting, legal and consulting services, general liability insurance and employee related expenses such as recruiting, travel and entertainment. Other general and administrative expense decreased from approximately $789,000 for the second quarter of 2005 to approximately $689,000 for the second quarter of 2006, a 13% decrease. The decrease in other general and administrative expense was driven primarily by lower accounting, legal, consulting and recruiting costs than prior year. Offsetting these savings were higher travel and entertainment expenses as well as costs associated with operating as a public company such as investor relations and higher premiums for Director’s and Officer’s insurance. As a percentage of service revenue, other general and administrative expense decreased from 5% for the second quarter of 2005 to 3% for the second quarter of 2006.

•	Non-Physician Stock-Based Compensation Expense. Our non-physician stock-based compensation expense decreased from approximately $2.9 million for the second quarter of 2005 to approximately $166,000 for the second quarter of 2006 primarily due to the one time expense associated with a restricted stock grant to one of our board members in the second quarter of 2005. As a percentage of revenue, these costs were approximately 19% of revenue for the second quarter of 2005 and less than 1% for the second quarter of 2006.

Other Income (Expense)

Interest Expense

	Fiscal Quarter Ended June 30,		Change
	2005	2006	In Dollars	Percentage
Interest expense	$199,161	$7,017	$(192,144)	(96)%
Percentage of service revenue	2%	—%

The interest expense for the second quarter of 2005 consisted primarily of interest payable under our term loan facility with Comerica Bank. The Company had outstanding promissory notes issued to certain affiliates of Summit Partners and interest payable under a $3 million revolving line of credit with Silicon Valley Bank at the beginning of the second quarter of 2005. The aggregate principal balance of the outstanding promissory notes was approximately $9 million through March 31, 2005. The aggregate principal balance of our revolving credit facility with Silicon Valley Bank was $3 million through March 31, 2005. On April 20, 2005, we entered into a loan agreement with Comerica Bank that provided us a $12 million term loan facility and a $3 million revolving line of credit. We used the proceeds from the term loan facility to repay in full all outstanding indebtedness under the promissory notes held by the entities affiliated with Summit Partners and the revolving credit facility with Silicon Valley Bank. In September 2005, we borrowed an additional $13 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. Prior to the initial public offering in February 2006, we borrowed an additional $7 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. Upon the initial public offering in first quarter of 2006, the Company repaid the balance of the term loan with Comerica Bank and terminated the loan facility.

Interest Income

	Fiscal Quarter Ended June 30,		Change
	2005	2006	In Dollars	Percentage
Interest Income	$11,164	$764,559	$753,395	6,748%
Percentage of service revenue	0%	3%

Interest income for the second quarter of 2006 consisted primarily of interest income on cash balances and short-term investments of the cash we received in connection with our initial public offering. We received cash proceeds of $86.3 million, of which approximately $30.1 million was used to repay all outstanding indebtedness to Comerica Bank. We invested the remaining balance in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities. Interest income for the second quarter of 2005 was interest earned on a money market account.

Change in Fair Value of Redeemable Preferred Stock Conversion Feature

	Fiscal Quarter Ended June 30,		Change
	2005	2006	In Dollars	Percentage
Change in fair value of redeemable preferred stock conversion feature	$9,993,750	$—	$(9,993,750)	(100)%
Percentage of service revenue	65%	0%

During the second quarter of 2005, the fair value of the redeemable preferred stock conversion feature increased by a total of $10 million resulting in a non-cash expense of $10 million for the second quarter of 2005. At the time of the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock, and, as a result, after such date we do not record any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock. As a result, there was no expense related to this conversion feature in the second quarter of 2006 and there will not be any additional such expense in the future.

Income Tax Expense

	Fiscal Quarter Ended June 30,		Change
	2005	2006	In Dollars	Percentage
Income tax expense	$904,949	$3,214,631	$2,309,682	255%
Percentage of service revenue	6%	14%

We recorded an income tax expense of approximately $900,000 for the second quarter of 2005 and approximately $3.2 million for the second quarter of 2006. The increase in our income tax expense was due primarily to the increase in book income before taxes.

Preferred Stock Accretion

	Fiscal Quarter Ended June 30,		Change
	2005	2006	In Dollars	Percentage
Preferred stock accretion	$263,288	$—	$(263,288)	(100)%
Percentage of service revenue	2%	0%

The preferred stock accretion for 2005 was comprised of two types of accretion based on the underlying redeemable convertible preferred stock. For the second quarter of 2005, the preferred stock accretion consisted of $206,399 as a result of the accretion of dividends at a daily rate of 6% per annum, and $56,889 as a result of the amortization of the carrying amount of the redeemable convertible preferred to its redemption value using the effective interest method through the redemption period. At the time of the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock and, as a result, after such date we do not record any additional accretion and amortization associated with the preferred stock. As a result, there was no preferred stock accretion expense in the second quarter of 2006 and there will not be any additional preferred stock accretion in the future.

Comparison of Six Month Periods Ended June 30, 2005 and June 30, 2006

Service Revenue

	Six Months Ended June 30,		Change
	2005	2006	In Dollars	Percentage
Service revenue	$28,443,923	$42,915,772	$14,471,849	51%

The increase in service revenue from the six months ended June 30, 2005 to the six months ended June 30, 2006 resulted primarily from a 60% increase in volumes primarily due to an increase in the number of our radiology group customers and their affiliated hospitals, an increase in utilization by our customers of our hours of service and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market during this period. The number of radiology group and hospital customers to which we provided service increased from 357 as of June 30, 2005 to 517 as of June 30, 2006, a 45% increase in customers, and the number of hospital sites to which we provided service increased from

714 as of June 30, 2005 to 933 as of June 30, 2006, a 31% increase. The increase in the number of our customers and hospitals served resulted primarily from increased market acceptance of teleradiology as a solution, an increase in the recognition by the marketplace of the quality of our service offerings, the success by our sales professionals in generating new customers, and an improvement in our ability to meet the increased demand for our service, primarily through the addition of affiliated radiologists and the expansion of our hours of service. In addition, the ATN acquisition, completed on September 30, 2005, contributed 51 new customers. The increase in service revenue was offset partially by pricing declines.

Operating Costs and Expenses

Professional Services

	Six Months Ended June 30,		Change
	2005	2006	In Dollars	Percentage
Professional services (1)	$9,514,299	$16,948,047	$7,433,748	78%
Percentage of service revenue	33%	39%

(1)	Includes non-cash stock-based compensation expense of $241,388 for the six-months ended June 30, 2005 and $2,246,683 for the six-months ended June 30, 2006.

The increase in professional services expense from the six-months ended June 30, 2005 compared to the six-months ended June 30, 2006 resulted primarily from an increase in the number of our affiliated radiologists providing service, an increase in our physician stock-based compensation expense, as well as an increase in the service fees we paid to our affiliated radiologists as a result of increased volumes and scheduled increases in hourly compensation under the terms of the professional services agreements with our affiliated radiologists. From the six-months ended June 30, 2005 to the six-months ended June 30, 2006, we increased the number of our affiliated radiologists from 30 to 54. This increase was driven primarily by the increased demand for our services and was attributable to our ability to effectively recruit additional radiologists to meet such demand. While our professional services expense increased by 78% for the period, our professional services expense as a percentage of service revenue increased from 33% for the six-months ended June 30, 2005, to 39% for the six-months ended June 30, 2006 due to the expenses described below. The following expenses comprise our professional services expense:

•	Physician Compensation Expense. Our physician compensation expense increased from $8.8 million for the six-months ended June 30, 2005 to $14.1 million for the six-months ended June 30, 2006, a 60% increase, and as a percentage of service revenue from 31% to 33% during that same period. These increases were largely due to (i) the compensation structure for the physicians who were part of the ATN acquisition and (ii) a decrease in unit pricing which was largely driven by lower priced contracts assumed from the ATN acquisition and (iii) pricing pressure from increased competition.

•	Medical Liability Expense. Our medical liability expense increased from approximately $457,000 for the six-months ended June 30, 2005 to approximately $625,000 for the six-months ended June 30, 2006, a 37% increase. As a percentage of service revenue, medical liability expense decreased slightly from 1.6% to 1.5% of service revenue. We had no claims loss contingency expense for either period and expenses are solely related to medical liability premiums. The increase as compared to the prior year was partially due to premiums we paid in connection with a policy we acquired in connection with our acquisition of ATN. This policy was subsequently cancelled in February 2006 and its coverage incorporated into the renewal of our overall medical liability policy.

•	Physician Stock-Based Compensation Expense. We experienced a significant increase in non-cash physician stock-based compensation expense from approximately $241,000 for the six-months ended June 30, 2005 to approximately $2.2 million for the six-months ended June 30, 2006. As a percentage of revenue, physician stock-based compensation expense increased from less than 1% for the six-months ended June 30, 2005 to 5% for the six-months ended June 30, 2006. This increase was driven primarily by the increased number of physicians, increased vesting in options held by independent contractors and a significant increase in our stock price in the first half of 2006 which was primarily due to the completion of our initial public offering.

Sales, General and Administrative

	Six Months Ended June 30,		Change
	2005	2006	In Dollars	Percentage
Sales, general and administrative (1)	$11,600,119	$12,353,305	$753,186	6%
Percentage of service revenue	41%	29%

(1)	Includes non-cash stock-based compensation expense of $3,030,503 for the six-months ended June 30, 2005 and $351,444 for the six-months ended June 30, 2006.

Of the $11.6 million expense in the first half of 2005, approximately $2.9 million was due to a one time non-cash stock compensation expense associated with a restricted stock grant to one of our board members. Including non-cash stock compensation expense, expressed as a percentage of service revenue, sales, general and administrative expense is down from 41% for the six-months ended June 30, 2005 to 29% for the six-months ended June 30, 2006. Excluding non-cash stock compensation expense, expressed as a percentage of revenue, sales, general and administrative expense improved from 30% for the first half of 2005 to 28% for the first half of 2006. The increases in sales, general and administrative expense were primarily due to increases in payroll expense due to additional hiring and costs associated with operating as a public company in 2006. The following expenses comprise our sales, general and administrative expense:

•	Payroll and Related Expense. Our sales, general and administrative headcount increased from 132 at June 30, 2005 to 200 at June 30, 2006, a 52% increase, and resulted in an increase in payroll expense from $5.0 million for the six-months ended June 30, 2005 to $7.7 million for the six-months ended June 30, 2006, a 55% increase. This increase in payroll expense resulted primarily from personnel additions in our quality control, information technology, finance, business development, sales, and licensing and privileging departments. Expressed as a percentage of service revenue, our sales, general and administrative payroll and related expenses remained consistent at 18% of service revenue for both periods.

•	Information Technology and Telecommunications Expense. Our non-payroll information technology and telecommunications expense increased from approximately $824,000 for the six-months ended June 30, 2005 to approximately $943,000 for the six-months ended June 30, 2006, a 14% increase. As a percentage of service revenue, IT and telecommunications expense decreased from 3% for the six-months ended June 30, 2005 to 2% for the six-months ended June 30, 2006. This decrease resulted primarily from lower telephone service costs as the Company implemented cost reduction initiatives.

•	Facilities Expense. Our facilities and office-based expense increased from approximately $745,000 for the six-months ended June 30, 2005 to $967,000 for the six-months ended June 30, 2006, a 30% increase. As a percentage of service revenue, facilities expense decreased from 3% for the six-months ended June 30, 2005 to 2% for the six-months ended June 30, 2006. The increase in facilities and office-based expense was driven primarily by increased facilities and occupancy expenses associated with our facilities in Sydney, Australia, Zurich, Switzerland, Milwaukee, Wisconsin, Coeur d’Alene, Idaho and Roanoke, Virginia.

•	Licensing and Privileging Expense. Our non-payroll licensing and privileging expense consists primarily of fees paid in connection with the state medical licenses and hospital privileges we obtain on behalf of our affiliated radiologists. Our affiliated radiologists are licensed to practice medicine in an average of 35 states and have been granted privileges at an average of 446 hospitals. As a result of our efforts to obtain these medical licenses and staff privileges for our affiliated radiologists, we incur administrative expenses as well as fees payable to the states and hospitals. Each state typically requires a fee to be paid in connection with the issuance of a medical license as well as an additional annual fee that must be paid to maintain the medical license. In addition, many hospitals have annual fees associated with the granting of medical staff privileges. Non-payroll licensing and privileging expenses increased from approximately $537,000 for the six-months ended June 30, 2005 to approximately $652,000 for the six-months ended June 30, 2006, a 21% increase. As a percentage of service revenue, licensing and privileging costs were relatively consistent at 2% for both periods. Licensing and privileging expense is driven by the timing of new contracted physicians and the timing of renewals for existing physicians’ licenses and credentials.

•

Other General and Administrative Expense. Our other general and administrative expense consists primarily of professional accounting, legal and consulting services, general liability insurance and employee related expenses such as recruiting, travel and entertainment. Other general and administrative expense increased from approximately $1.3 million for the six-months ended June 30, 2005 to approximately $1.5 million for the six-months ended June 30, 2006, a 21% increase. The increase in other general and administrative expense was driven primarily by increased costs associated with operating as a public company such as, investor relations and increased directors and officer’s insurance policy premiums offset by lower accounting, legal, consulting and recruiting costs. In addition, we incurred higher travel and entertainment expenses as well as increased training and costs associated with the additional headcount. As a percentage of service revenue, other general and administrative expense remained relatively consistent at 4% for both periods.

•	Non-Physician Stock-Based Compensation Expense. Our non-physician stock-based compensation expense decreased from approximately $3 million for the six-months ended June 30, 2005 to approximately $351,000 for the six-months ended June 30, 2006. As a percentage of revenue, these costs were approximately 11% of revenue for the six-months ended June 30, 2005 compared to less than 1% for the six-months ended June 30, 2006. In the six-months ended June 30, 2005, approximately $2.9 million of our non-physician stock-based compensation expense related to a restricted stock grant to one of our board members.

Other Income (Expense)

Interest Expense

	Six Months Ended June 30,		Change
	2005	2006	In Dollars	Percentage
Interest expense	$461,424	$559,671	$98,247	21%
Percentage of service revenue	2%	1%

The interest expense for the six-months ended June 30, 2005 consisted primarily of interest payable under outstanding promissory notes issued to certain affiliates of Summit Partners and interest payable under a $3 million revolving line of credit with Silicon Valley Bank. The aggregate principal balance of the outstanding promissory notes was approximately $9 million through March 31, 2005. The aggregate principal balance of our revolving credit facility with Silicon Valley Bank was $3 million through March 31, 2005. On April 20, 2005, we entered into a loan agreement with Comerica Bank that provided us a $12 million term loan facility and a $3 million revolving line of credit. We used the proceeds from the term loan facility to repay in full all outstanding indebtedness under the promissory notes held by the entities affiliated with Summit Partners and the revolving credit facility with Silicon Valley Bank. In September 2005, we borrowed an additional $13 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. Prior to the initial public offering in February 2006, we borrowed an additional $7 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. Thus, our interest expense for the first half of 2006 consisted primarily of interest payable under our credit facility with Comerica Bank up until the termination of that agreement in February 2006. Upon the initial public offering in first quarter of 2006, the company repaid the balance of the term loan with Comerica Bank and terminated the loan facility. Additionally, in the six-months ended June 30, 2006 we incurred an expense of approximately $326,000 related to unamortized deferred loan fees as a result of terminating our credit facilities with Comerica Bank.

Interest Income

	Six Months Ended June 30,		Change
	2005	2006	In Dollars	Percentage
Interest Income	$32,131	$1,151,284	$1,119,153	3,483%
Percentage of service revenue	0%	3%

Interest income for the six-months ended June 30, 2006 consisted primarily of interest income on cash balances and short-term investments of the cash we received in connection with our initial public offering. We received cash proceeds of $86.3 million, of which approximately $30.1 million was used to repay all outstanding indebtedness to Comerica Bank. We invested the remaining balance in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities.

Change in Fair Value of Redeemable Preferred Stock Conversion Feature

	Six Months Ended June 30,		Change
	2005	2006	In Dollars	Percentage
Change in fair value of redeemable preferred stock conversion feature	$11,372,221	$44,183,770	$32,811,549	289%
Percentage of service revenue	40%	103%

During the six-months ended June 30, 2005, the fair value of the redeemable preferred stock conversion feature increased by a total of $11.4 million resulting in a non-cash expense of $11.4 million for the six-months ended June 30, 2005. In 2006 through the closing of our initial public offering, the fair value of the redeemable preferred stock conversion feature increased by a total of $44.2 million, resulting in a non-cash expense of $44.2 million for the six-months ended June 30, 2006. At the time of the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock, and, as a result, after such date we do not record any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock.

Income Tax Expense

	Six Months Ended June 30,		Change
	2005	2006	In Dollars	Percentage
Income tax expense	$2,464,155	$5,114,917	$2,650,762	108%
Percentage of service revenue	9%	12%

We recorded an income tax expense of approximately $2.5 million for the six-months ended June 30, 2005 and approximately $5.1 million for the six-months ended June 30, 2006. The increase in our income tax expense was due primarily to the increase in book income before taxes, excluding the change in fair value of the preferred stock conversion feature, which is excluded when determining our income tax expense.

Preferred Stock Accretion

	Six Months Ended June 30,		Change
	2005	2006	In Dollars	Percentage
Preferred stock accretion	$521,053	$117,534	$(403,519)	(77)%
Percentage of service revenue	1%	1%

The preferred stock accretion is comprised of two types of accretion based on the underlying redeemable convertible preferred stock. For the six-months ended June 30, 2005, the preferred stock accretion consisted of $407,554 as a result of the accretion of dividends at a daily rate of 6% per annum, and $113,499 as a result of the amortization of the carrying amount of the redeemable convertible preferred to its redemption value using the effective interest method through the redemption period. For the six-months ended June 30, 2006, the preferred stock accretion consisted of $92,516 as a result of the accretion of dividends at a daily rate of 6% per annum, and $25,018 as a result of the amortization of the carrying amount of the redeemable convertible preferred to its redemption value using the effective interest method through the redemption period. At the time of the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock and, as a result, after such date we do not record any additional accretion and amortization associated with the preferred stock. Thus, because we recorded an expense due to the accretion of our preferred stock for only a portion of the first quarter of 2006 and no expense in the second quarter of 2006, we experienced lower expense than that recorded in the six-months ended June 30, 2005. We will no longer record this expense in future periods.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-term Investments

Our financial position includes cash, cash equivalents and short-term investments of $12.6 million at December 31, 2005 and $73.3 million at June 30, 2006. During the six-months ended June 30, 2006, we received net cash proceeds of $85.1 million from our initial public offering, after deducting an aggregate of $6.5 million in underwriting discounts and commissions and approximately $1.2 million in other costs paid in connection with the offering. Approximately $460,000 of equity offering costs are included in accounts payable at June 30, 2006.

During the six-months ended June 30, 2006 we used approximately $31.0 million to repay outstanding debt.

Operating Activities

Since our inception in August 2001, we have funded our operations primarily from cash flows generated by our operating activities. Net cash from operations was approximately $2.2 million during the six-months ended June 30, 2005 and approximately $7.6 million for the six-months ended June 30, 2006, a 247% increase.

For the six-months ended June 30, 2006, we generated net cash from operations of approximately $7.6 million from a net loss of approximately $36.2 million (which net loss reflects approximately $46.6 million of non-cash charges that did not impact our net cash from operations during this period). Our net cash from operations during this period included an increase in our accounts payable and accrued expenses of approximately $14,000 and was offset by an increase in accounts receivable of approximately $894,000, a decrease in accrued payroll and related benefits of approximately $246,000, an increase in prepaid expenses and other assets of approximately $1.3 million and a decrease in our accrued interest payable of approximately $425,000. These changes can be attributed primarily to the growth in our business as well as other factors described more fully below.

For the six-months ended June 30, 2005, we generated net cash from operations of approximately $2.2 million from a net loss of approximately $7.5 million (which reflects approximately $14.9 million of non-cash charges that did not impact our net cash from operations during this period). Our net cash from operations during this period included an increase in our accounts payable and accrued expenses of approximately $524,000 and was offset by an increase in accounts receivable of approximately $4.0 million, a decrease in our accrued payroll and related benefits of approximately $194,000 and an increase in prepaid expenses and other assets of approximately $1.3 million. These changes were all in the ordinary course and can be attributed primarily to the growth in our business and the timing of our cash receipts and disbursements.

The changes in our operating assets and liabilities and the associated impacts on our net cash from operations during the six-months ended June 30, 2005 as compared to the changes during the six-months ended June 30, 2006 are primarily due to the following factors:

•	Accounts Receivable. Net cash from accounts receivable decreased by $894,000 during the six-months ended June 30, 2006 compared to a $4.0 million decrease during the six-months ended June 30, 2005. This change was attributable primarily to a decrease in our days sales outstanding, or DSO, from 53 to 45. We calculate our DSO based upon a three month average of accounts receivable and revenue. The decrease in our DSO was primarily due to improved turnaround of invoicing associated with our implementation of an automated billing system. We completed implementation of this automated billing process in September 2005 and believe it, together with an increased focus on the collection process, has enabled us to prepare and deliver invoices more quickly.

•	Accounts Payable and Accrued Expenses. Net cash from accounts payable and accrued expenses increased by approximately $14,000 during the six-months ended June 30, 2006 and approximately $524,000 during the six-months ended June 30, 2005. This increase was primarily due to the mix and timing of accounts payable payments.

•	Deferred Income Tax Expense. Net cash used for deferred income tax expense increased by approximately $1.3 million during the six-months ended June 30, 2006 and approximately $352,000 during the six months ended June 30, 2005. The increase in cash used is primarily due to an increase in taxes paid resulting from temporary non-deductible higher stock compensation expense in 2006 than in the first half of 2005.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.6 million for the six-months ended June 30, 2005 compared to $38.3 million for the six-months ended June 30, 2006. Investments in securities with maturities greater than ninety days are classified as investing activities on the Statement of Cash Flows. This increase in net cash used in investing activities over this period resulted primarily from the purchase of these short-term investments from part of the net cash proceeds received from our recent initial public offering. We also received $4.5 million for maturities of investments during the six month period ended June 30, 2006. We also invested approximately $1.3 million in property and equipment during the six-months ended June 30, 2006 and approximately $1.1 million during the six-months ended June 30, 2005. The majority of these capital expenditures were associated with purchases of equipment and the continued investment in our information technology infrastructure.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $54.1 million for the six-months ended June 30, 2006. During the first six months of 2006 we completed our initial public offering from which we received net proceeds of $85.1 million after deducting discounts and commissions paid to our underwriters and approximately $1.2 million in offering costs paid during the six month period.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

The Company’s Sydney office lease and our medical liability insurance policy are collateralized by separate letters of credit in the amounts of $157,284 and $400,000 as of June 30, 2006.

Contractual Obligations

During the six months ended June 30, 2006, the Company signed a lease for its Information Technology department in Milwaukee, Wisconsin. The lease expires in 2012 and resulted in an additional lease commitment of approximately $500,000.

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $36.1 million at June 30, 2006. These amounts were invested primarily in U.S. government securities. Additionally, the Company had short-term investments totaling $37.2 million at June 30, 2006. These amounts were invested primarily in U.S. government securities and municipal securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, any declines in interest rates will reduce future investment income. In addition, because we used a portion of the proceeds of the initial public offering to repay all outstanding debt obligations other than long-term capital lease obligations, we have determined that our debt is not subject to material interest rate risk.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The market for radiology services is competitive and rapidly changing, barriers to entry are relatively low, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors offer their services at a lower price, which has resulted and will continue to result in pricing pressure. If we are unable to maintain our current pricing, our operating results could be negatively impacted. In addition, pricing pressures and increased competition could result in reduced revenue, reduced profits or the failure of our service to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

The laws of many states, including states in which our customers are located, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into agreements with our affiliated radiologists pursuant to which the radiologists render professional medical services. In addition, we enter into agreements with our customers to deliver professional radiology interpretation services in exchange for a service fee. We structure our relationships with our affiliated radiologists and our customers in a manner that we believe is in compliance with prohibitions against the corporate practice of medicine and fee splitting. However, if a state regulatory or similar authority were to determine that these arrangements violate state statutes, or if we are unable to successfully restructure our relationships with our affiliated radiologists to comply with these statutes, we would be required to eliminate customers located in certain states from the market for our services, which would have a materially adverse effect on our business, financial condition and operations.

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

The use and disclosure of certain healthcare information by healthcare providers and their business associates have come under increasing public scrutiny. Recent federal standards under the Health Insurance Portability and Accountability

Act of 1996, or HIPAA, establish rules concerning how individually-identifiable health information may be used, disclosed and protected. Historically, state law has governed confidentiality issues and HIPAA preserves these laws to the extent they are more protective of a patient’s privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions. We must operate our business in a manner that complies with all applicable laws, both federal and state and that does not jeopardize our ability or the ability of our customers, to comply with all applicable laws to which we are subject. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for healthcare providers and their business associates that provide services to patients in multiple states. Because these laws and regulations are recent and few have been interpreted by government regulators or courts, our interpretations and activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forgo relationships with customers in certain states, and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or due to the theft of information by unauthorized computer programmers who penetrate our network security.

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

We are currently experiencing a period of rapid growth in our headcount and operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We also anticipate that further growth will be required to address increases in the scope of our operations and size of our customer base. Our success will depend in part upon the ability of our current senior management team to manage this growth, as well as to manage our business as a publicly-traded company effectively. None of our executive officers has previously held a senior management position at a publicly-traded company.

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

We rely heavily on our workflow technology to distribute radiological images to the appropriately licensed and privileged radiologist best able to provide the necessary clinical insight in the least amount of turnaround time. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, and our business may be harmed. We currently do not hold any patents with respect to our technology. Although we have filed an application for a patent covering our workflow technology, we may be unable to obtain patent protection for this technology. In addition, any patents we may obtain may be challenged by third parties. Accordingly, despite our efforts, we may be unable to prevent third parties from using or misappropriating our intellectual property.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up agreements (which may be extended by up to 34 days under certain conditions) and other legal restrictions on resale discussed in our prospectus filed with the Securities and Exchange Commission lapse, the trading price of our common stock could decline. Based on shares outstanding as of June 30, 2006, we have outstanding 29,811,955 shares of common stock. Of these shares, only the 7,245,000 shares of common stock sold in our initial public offering is freely tradable, without restriction, in the public market as of the date of this annual report. Morgan Stanley & Co. Incorporated may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

After the lock-up agreements pertaining to our initial public offering expire, up to an additional 22,249,952 shares will be immediately eligible for sale in the public market, 18,170,494 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, the 1,916,627 shares that are subject to equity awards outstanding as of June 30, 2006 under our 2004 Stock Plan and our 2006 Equity Incentive Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, affiliates and affiliated entities together beneficially own approximately 61% of our common stock outstanding. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

Date: August 11, 2006	By:	/S/ CHRISTOPHER R. HUBER
Christopher R. Huber
Vice President of Operations and Chief Financial Officer