Form 10-Q
period 2006-09-30
NightHawk Radiology Holdings Inc
filed 2006-10-23
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51786

NightHawk Radiology Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0722777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of October 18, 2006, 29,872,924 shares of the registrant’s Common Stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30, 2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,610,487	$50,713,412
Short-term investments		29,312,266
Trade accounts receivable, net	10,485,571	12,127,673
Deferred income taxes	19,839
Prepaid expenses and other current assets	2,164,126	1,695,644

Total current assets	25,280,023	93,848,995
Property and equipment, net	5,079,280	5,882,622
Goodwill	1,335,788	4,965,670
Intangible assets, net	3,431,418	3,039,584
Deferred income taxes		1,436,305
Other assets, net	409,253	85,686

Total	$35,535,762	$109,258,862

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$5,502,977	$8,707,127
Dividends declared	7,000,000
Accrued payroll and related benefits	2,366,430	2,436,363
Accrued interest payable	424,601
Deferred income taxes		241,200
Long-term debt, due within one year	6,229,991

Total current liabilities	21,523,999	11,384,690
Long-term debt	17,773,438
Fair value of redeemable preferred stock conversion feature	45,256,250
Deferred income taxes	630,303

Total liabilities	85,183,990	11,384,690

Commitments and contingencies
Redeemable common stock	15,356,253
Redeemable convertible preferred stock	13,156,916
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock—150,000,000 shares authorized; $.001 par value; 15,838,139 and 29,872,774 shares issued and outstanding at December 31, 2005 and September 30, 2006	15,838	29,873
Additional paid-in capital	9,434,351	227,568,112
Retained earnings (deficit)	(87,611,586)	(129,723,813)

Total stockholders’ equity (deficit)	(78,161,397)	97,874,172

Total	$35,535,762	$109,258,862

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Service revenue	$17,143,664	$25,158,889	$45,587,587	$68,074,661
Operating costs and expenses:
Professional services (includes non-cash compensation expense of $280,419, $1,086,747, $521,807 and $3,333,430)	6,281,922	9,552,784	15,796,222	26,500,833
Sales, general, and administrative (includes non-cash compensation expense of $144,560, $309,068, $3,175,063 and $660,512)	5,194,524	6,871,138	16,794,642	19,224,442
Depreciation and amortization	277,236	527,192	829,378	1,580,439

Total operating costs and expenses	11,753,682	16,951,114	33,420,242	47,305,714

Operating income	5,389,982	8,207,775	12,167,345	20,768,947
Other income (expense):
Interest expense	(261,829)	(599)	(723,254)	(560,270)
Interest income	2,104	875,391	34,236	2,026,675
Other, net	(13,321)	(19,801)	(60,815)	(64,136)
Change in fair value of redeemable preferred stock conversion feature	(16,737,502)		(28,109,723)	(44,183,770)

Total other income (expense)	(17,010,548)	854,991	(28,859,556)	(42,781,501)

Income (loss) before income taxes	(11,620,566)	9,062,766	(16,692,211)	(22,012,554)
Income tax expense	1,965,865	3,480,615	4,430,020	8,595,532

Net income (loss)	(13,586,431)	5,582,151	(21,122,231)	(30,608,086)
Redeemable preferred stock accretion	(268,957)		(790,010)	(117,534)
Preferred dividends	(5,486,555)		(5,486,555)

Net income (loss) applicable to common stockholders	$(19,341,943)	$5,582,151	$(27,398,796)	$(30,725,620)

Earnings (loss) per common share:
Basic	$(1.12)	$0.19	$(1.59)	$(1.09)
Diluted	$(1.12)	$0.18	$(1.59)	$(1.09)
Weighted averages of common shares outstanding:
Basic	17,194,286	29,836,960	17,194,286	28,061,658
Diluted	17,194,286	30,760,414	17,194,286	28,061,658

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2005	2006
Cash flows from operating activities:
Net loss	$(21,122,231)	$(30,608,086)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	829,378	1,580,439
Accretion of discounts on investments		(507,652)
Loss on disposal of property and equipment	22,748	346,423
Deferred income taxes	(653,439)	(1,805,569)
Change in fair value of redeemable preferred stock conversion feature	28,109,723	44,183,770
Non-cash stock compensation expense	3,696,870	3,993,942
Excess tax benefit from exercise of stock options		(312,188)
Provision for doubtful accounts and sales credits	295,501	65,369
Changes in operating assets and liabilities :
Trade accounts receivable	(4,558,374)	(1,707,471)
Prepaid expenses and other current assets	(2,407,768)	(966,881)
Accounts payable and accrued expenses	1,117,910	682,871
Accrued payroll and related benefits	342,491	69,933
Accrued interest payable	(243,794)	(424,601)

Net cash provided by operating activities	5,429,015	14,590,299

Cash flows from investing activities:
Purchase of short-term investments		(54,791,614)
Proceeds from maturities of short-term investments		25,987,000
Purchase of property and equipment	(1,948,984)	(2,068,148)
Payment of amount related to DayHawk acquisition	(500,000)
Cash received from ATN acquisition	36,695

Net cash used in investing activities	(2,412,289)	(30,872,762)

Cash flows from financing activities:
Repayments of line of credit	(3,000,000)
Proceeds from note payable	25,780,900	7,000,000
Repayment of notes payable and debt	(10,694,813)	(31,003,429)
Proceeds from issuance of common stock, net of issuance costs		84,893,905
Proceeds from exercise of stock options		182,724
Excess tax benefit from exercise of stock options		312,188
Dividends paid	(13,000,000)	(7,000,000)

Net cash provided by (used in) financing activities	(913,913)	54,385,388

Net increase in cash and cash equivalents	2,102,813	38,102,925
Cash and cash equivalents—beginning of period	5,813,861	12,610,487

Cash and cash equivalents—end of period	$7,916,674	$50,713,412

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited)

	Nine Months Ended September 30,
	2005	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$833,394	$646,585
Cash paid for income taxes	$5,705,419	$10,043,423
Non-cash investing and financing activities:
Accretion of redeemable preferred stock	$790,010	$117,534
Accretion of redeemable common stock	$7,939,292	$11,386,608
Dividends declared and not paid	$7,000,000
Conversion of redeemable convertible preferred stock		$13,274,450
Conversion of redeemable common stock		$26,742,861
Conversion of preferred stock conversion feature		$89,440,020
Stock issuance costs included in accounts payable and accrued expenses		$160,000
Stock issuance costs paid in 2005 reclassified to additional paid-in capital		$532,686
Purchases of equipment included in accounts payable	$219,481	$49,856
Prepayment of expenses with notes payable	$780,900
Details of ATN acquisition:
Receivables	$1,048,677
Other assets	$461,265	$(105,991)
Deferred income tax assets	$71,592
Goodwill	$376,171	$3,629,882
Intangible assets	$2,680,000
Accounts payable and other liabilities	$(749,915)
Deferred income tax liabilities	$(1,299,798)	$(12,866)
Notes payable assumed	$(295,615)
Issuance of common stock	$(2,329,072)
Contingently issuable common stock		$(3,511,025)

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

On February 8, 2006, a registration statement relating to the Company’s initial public offering of its common stock was declared effective by the Securities and Exchange Commission. Under this registration statement, the Company registered the issuance of 5,800,000 shares of its common stock, and another 1,445,000 shares of its common stock sold by certain selling stockholders. All 7,245,000 shares of common stock issued pursuant to the registration statement, including the 1,445,000 shares sold by the selling stockholders, were sold at a price to the public of $16.00 per share.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material aspects, the results of operations for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2005 Form 10-K previously filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the entire fiscal year.

The Company’s unaudited Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited Consolidated Balance Sheet as of that date.

Use of Estimates—The preparation of the Company’s condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Some of these estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. As a result, actual results could differ from these estimates. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Cash Equivalents—The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

Trade Accounts Receivables—Trade accounts receivable represent receivables for radiology services and are recorded at the invoiced amount and are non-interest bearing. The Company has a history of minimal uncollectible receivables. Management reviews past due accounts receivable to identify specific customers with known disputes or collectibility issues. As of September 30, 2006, the Company had reserved approximately $291,000 for doubtful accounts and sales credits based on its estimate of the collectibility of outstanding receivables as of that date.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss recorded in the statement of operations. There were no investment securities which management identified to be other-than-temporarily impaired as of September 30, 2006, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

Revenue Recognition and Presentation—Service revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Service revenue consists of fees for radiological interpretations and is recognized in the fiscal month when the radiological interpretation is complete and delivered to the customer.

Stock-Based Compensation—The Company records stock-based compensation expense in connection with any grant of stock options or restricted stock units to affiliated radiologists. Beginning on January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123 (R)). As a result, the Company calculates the stock-based compensation expense associated with the issuance of stock-based compensation to affiliated radiologists in accordance with SFAS No. 123 (R), and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18). The Company calculates the stock-based compensation expense related to the issuance of common stock or restricted stock units to affiliated radiologists based on the fair value of common stock at the date the shares or restricted stock units were granted. Stock-based compensation related to affiliated radiologists is included in professional services expenses.

The Company also records stock-based compensation expense in connection with any grant of stock options or restricted stock units to employees, directors and non-physician contractors. The Company calculates the stock-based compensation expense associated with the issuance of options or restricted stock units to our employees, directors and non-physician contractors in accordance with SFAS No. 123 (R). Stock-based compensation related to employees, directors and non-physician contractors is included in sales, general and administrative expenses.

Prior to January 1, 2006, the Company calculated the stock-based compensation expense associated with the issuance of stock-based compensation to affiliated radiologists in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS No. 148) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18).

2. ACCOUNTING STANDARDS

Recently adopted accounting standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee (APB 25), and its related implementation guidance. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments. In accordance with SFAS No. 123(R), the Company expenses the fair value of all employee stock option awards in the Company’s statement of operations, typically, over the related vesting period of the options. SFAS No. 123(R) requires use of fair value to measure share-based awards issued to employees, computed at the date of grant. The Company adopted SFAS No. 123(R) as of January 1, 2006 and the adoption did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 as of January 1, 2006 and the adoption did not have a material effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 as of January 1, 2006 and the adoption did not have a material effect on the Company’s financial statements.

Recently issued accounting standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The provisions of SFAS No. 157 are effective as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for us as of January 1, 2007. The Company is currently evaluating the impact of SAB No. 108 on the Company’s financial statements.

3. ACQUISITION

On September 30, 2005, the Company completed the purchase of American Teleradiology Nighthawks, Inc. (“ATN”). The ATN purchase agreement provides for contingent purchase price adjustments based upon the achievement of specified financial goals during the first 12 months subsequent to the acquisition. During the three months ended September 30, 2006, $3,511,025 was recorded as additional contingent consideration to be issued in shares of the Company’s stock to stockholders of ATN at the acquisition date. The additional consideration was calculated in accordance with the provisions of the purchase agreement as the amount equal to (a) the quotient obtained by dividing (i) revenue generated by the off-hours teleradiology business from ATN customers during the twelve month period ended September 30, 2006 by (ii) $12.69 (which was the value per share of Company common stock on the date of completion of the acquisition (as agreed by the parties)) minus (b) 315,279 (which was the number of shares of Company common stock issued to the stockholders of ATN at the completion of the acquisition). The contingent consideration ultimately due is subject to agreement by the former stockholders and Company management. As of September 30, 2006, the total excess of the purchase price over the fair value of the net identifiable assets acquired of $4,010,882 has been recorded as goodwill. There is an additional contingent purchase price adjustment which will be measured in March 2007.

4. SHORT-TERM INVESTMENTS

At September 30, 2006, short-term investments include various held-to-maturity debt securities, which are carried at amortized cost. Due to the short-term nature of these investments, the amortized cost approximates fair market value. All of these securities mature during the next twelve months and consist of the following at September 30, 2006:

U.S. government and federal agency securities	$23,244,974
Municipal securities	6,067,292

$29,312,266

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2005	September 30, 2006
Computers, diagnostic workstations, and telecommunications systems	$3,361,821	$4,129,573
Office furniture and equipment	530,544	646,705
Software	1,803,112	2,828,319
Leasehold improvements	1,208,020	1,247,759

	6,903,497	8,852,356
Less accumulated depreciation	(1,824,217)	(2,969,734)

	$5,079,280	$5,882,622

Depreciation expense for the three months ended September 30, 2005 and 2006 was approximately $253,000 and $407,000, respectively, and $665,000 and $1,189,000 for the nine months ended September 30, 2005 and 2006, respectively.

6. INTANGIBLE ASSETS

A summary of intangible assets at September 30, 2006 is as follows:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer lists and relationships	6-10 years	$2,620,000	$(452,083)	$2,167,917
Tradename and trademarks	10 years	150,000	(28,125)	121,875
Customer contracts	7 months	100,000	(100,000)	—
Noncompete agreements	2-3 years	210,000	(100,208)	109,792

Total		$3,080,000	$(680,416)	2,399,584

Unamortized intangible assets:
Tradename and trademarks				640,000

Total intangible assets				$3,039,584

Estimated Amortization Expense	Amount
Year ending December 31, 2006	$477,583
Year ending December 31, 2007	455,667
Year ending December 31, 2008	442,333
Year ending December 31, 2009	402,333
Year ending December 31, 2010	402,333

Total	$2,180,249

Amortization expense for the three months ended September 30, 2005 and 2006 was approximately $29,000 and $120,000, respectively, and $164,000 and $392,000 for the nine months ended September 30, 2005 and 2006, respectively.

7. LONG-TERM DEBT

On February 8, 2006, the Company borrowed an additional $7,000,000 under its term loan facility with Comerica Bank and distributed the full amount as a special dividend to the holders of its common stock and its then-outstanding redeemable convertible preferred stock. See Dividends discussion in Note 13. On January 2, 2006, the Company paid a regularly scheduled debt payment to Comerica in the amount of $1,074,219. On February 14, 2006, the Company repaid in full the debt and interest outstanding with Comerica Bank in the amount of $30,066,639 with proceeds from the Company’s initial public offering. Subsequent to repaying this outstanding debt, the Company terminated its term and revolving loan facilities with Comerica Bank in the first quarter of 2006.

8. CONTINGENCIES

Litigation—The Company is involved in litigation in the normal course of business. After consultation with legal counsel, management estimates that at December 31, 2005 and September 30, 2006 these matters are expected to be resolved without material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

9. RELATED PARTY TRANSACTIONS

The Company provided radiology services to a former member of Nighthawk Radiology Services, LLC without charge. The former member provides radiology readings to a local hospital during business hours and the Company provided off-hours and emergency radiology readings to the hospital on the former member’s behalf. The estimated value of the services provided by the Company, based on rates charged to unrelated third parties for the three months ended September 30, 2005 and 2006 was approximately $31,000 and $35,000, respectively, and $94,000 and $93,000 for the nine months ended September 30, 2005 and 2006, respectively. These services are included in service revenue and professional services.

On May 28, 2004, the Company issued 638,876 shares of restricted common stock to a person who subsequently became a non-employee member of the Company’s Board of Directors. These shares have been recorded in accordance with EITF No. 96-18. On June 9, 2005, the Company’s Board of Directors accelerated vesting of these shares. As a result, the Company recognized non-cash stock compensation expense of $2,926,255 for the nine months ended September 30, 2005.

10. EMPLOYEE BENEFIT AND STOCK PLANS

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

At September 30, 2006, the Company had 1,755,660 options outstanding to purchase common stock (374,524 vested and exercisable) with a weighted average exercise price of $4.52 and expiring at various dates through February 2016 and an aggregate of 67,981 shares of common stock subject to outstanding restricted stock unit awards. During the three months ended September 30, 2006 the Company granted restricted stock units covering an aggregate of 69,901 shares of common stock but did not grant any options to purchase common stock. During the nine months ended September 30, 2006 the Company granted options to purchase 170,320 shares of common stock at weighted average exercise price of $15.17. Also during the three months ended September 30, 2006, the Company utilized restricted stock unit awards for the first time and granted 69,901 awards at a fair value of $1,389,632. During the three and nine months ended September 30, 2006, options to purchase 63,203 shares of common stock were exercised for proceeds of $182,724. At September 30, 2006, the Company had 1,550,961 stock-based awards available to be issued under its 2006 Plan.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) for its share-based compensation plans. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes APB 25. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (SAB 107) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

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

The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123(R).

A summary of our stock option and restricted stock unit award activity during the three and nine months ended September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at July 1, 2006	1,846,724	$4.48
Grants	—	—
Exercises	(63,203)	$2.90
Cancellations	(27,861)	$5.31

Options outstanding at September 30, 2006	1,755,660	$4.52

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2006	1,723,590	$3.47
Grants	170,320	$15.17
Exercises	(63,203)	$2.90
Cancellations	(75,047)	$5.92

Options outstanding at September 30, 2006	1,755,660	$4.52

	Restricted Stock Unit Awards	Weighted Average Remaining Contractual Term
Awards outstanding at July 1, 2006	—
Grants	69,901
Restrictions Lapsed	—
Cancellations	(1,920)

Awards outstanding at September 30, 2006	67,981	2.21

The following table summarizes information about stock options outstanding at September 30, 2006:

	OPTIONS OUTSTANDING		Weighted Average Exercise Price	OPTIONS EXERCISABLE
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)		Number Exercisable	Weighted Average Exercisable Price
$1.56 – $2.81	953,561	8.08	$1.69	236,311	$1.58
$2.82 – $4.68	247,407	8.43	$3.45	102,560	$3.42
$4.69 – $10.00	402,756	8.91	$7.66	35,653	$6.14
$10.01– $10.62	89,584	9.30	$10.62	—	—
$10.63 – $23.05	62,352	9.38	$23.05	—	—

	1,755,660	8.43	$4.52	374,524	$2.52

The fair value of stock options issued during the three and nine months ended September 30, 2005 and 2006 were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006
Dividend yield	—	—
Expected volatility	31.50%	N/A
Risk-free interest rates	4.29%	N/A
Expected life (years)	5.08	N/A

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
Dividend yield	—	—
Expected volatility	50.90%	38.70%
Risk-free interest rates	3.91%	4.84%
Expected life (years)	3.85	4.73

11. COMPUTATION OF EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended				Nine Months Ended
	September 30, 2005		September 30, 2006		September 30, 2005		September 30, 2006
Numerator:
Net income (loss) available in basic calculation	$(19,341,943)		$5,582,151		$(27,398,796)		$(30,725,620)
Plus: Income impact of assumed conversions of preferred stock dividends	(a	)			(a	)	(a	)

Net income (loss) applicable to common stockholders-dilutive	$(19,341,943)		$5,582,151		$(27,398,796)		$(30,725,620)

Denominator:
Weighted-average common shares outstanding-basic	17,194,286		29,836,960		17,194,286		28,061,658
Effect of dilutive stock options and restricted stock units	(b	)	739,919		(b	)	(b	)
Effect of convertible preferred stock	(a	)	(a	)	(a	)	(a	)
Effect of contingently issuable shares	(c	)	183,535		(c	)	(c	)

Weighted average common shares outstanding-dilutive	17,194,286		30,760,414		17,194,286		28,061,658

Earnings (loss) per common share—basic	$(1.12)		$0.19		$(1.59)		$(1.09)
Earnings (loss) per common share—diluted	$(1.12)		$0.18		$(1.59)		$(1.09)

(a)	The income impact of assumed conversions of the preferred stock dividends and the effect of the convertible preferred stock in the denominator are anti-dilutive.

(b)	The effects of the shares which would be issued upon exercise of these options and restricted stock units have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.

(c)	The effects of the shares which would be issued upon finalization of our ATN purchase have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.

12. INCOME TAXES

In accordance with interim reporting requirements, the Company uses an estimated annual effective tax rate for computing its provision for income taxes. The effective rate for the three months ended September 30, 2006 and 2005 were 38.4% and (16.9)%, respectively. The effective rate for the nine months ended September 30, 2006 and 2005 were (39.1)% and (26.5)%, respectively. The difference in effective tax rates is primarily due to the increase in the fair market value of the redeemable preferred stock conversion feature which terminated in connection with the Company’s initial public offering.

13. STOCKHOLDERS’ EQUITY

On January 23, 2006, the Company completed a reverse stock split, 1 for 1.25, of its common and preferred stock and correspondingly adjusted the number of options issued and available for issuance under the 2004 Plan. All numbers of common stock, preferred stock and per share data in the accompanying condensed consolidated financial statements and related notes have been retroactively restated to give effect to the reverse stock split and the changes to the 2004 Plan.

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

Finally, as a result of the Company’s IPO, the rights of certain holders of the Company’s common stock to have their shares redeemed by the Company terminated. Prior to the Company’s IPO, this redeemable common stock was classified as mezzanine equity on the consolidated balance sheet and the Company recorded periodic accretions of the redemption value of such shares at each balance sheet date. Because this redemption right expired upon the IPO, the Company no longer records the periodic accretions related to these redemption rights, and these shares of common stock no longer are required to be recorded as mezzanine equity on the Company’s balance sheet but, instead, as shares of common stock within stockholders’ equity.

Dividend—On February 9, 2006, the Company paid a dividend in the amount of $7,000,000 or $0.295 per share for each share of common stock and redeemable preferred stock outstanding as of September 9, 2005, the record date. This dividend was initially declared in September 2005 and was funded by a loan from Comerica Bank (see Note 7).

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

Acquisition of American Teleradiology Nighthawks, Inc.

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

The number of additional shares of our common stock which may be paid based on the future financial performance of ATN and issued within 90 days of September 30, 2006 is estimated to be 195,000 shares.

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

Revenue Recognition and Allowance for Doubtful Accounts

We enter into services contracts with our customers that typically have a one year term, and automatically renew for each successive year unless terminated by the customer or by us. The amount we charge for our radiology services varies by customer based on a number of factors, including the hours of coverage we provide for the customer, the number of reads we provide to the customer and the technical and administrative services we provide to the customer. We recognize revenue when we have satisfied all of our significant contractual obligations to our customers and we determine that the collection of the resulting receivable is reasonably assured. Revenue from services is recognized in the fiscal month in which the radiological interpretation is complete and forwarded to the customer. We review our historical collection experience on a quarterly basis to determine the necessity of a provision for doubtful accounts. As of September 30, 2006, we had reserved approximately $291,000 for doubtful accounts and sales credits based on our estimate of the collectibility of outstanding receivables as of that date.

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

Stock-Based Compensation

Physician Stock-Based Compensation. We record stock-based compensation expense in connection with any grant of stock options or restricted stock units to our affiliated radiologists. We calculate the stock-based compensation expense associated with the issuance equity grants to our affiliated radiologists in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123 (R)) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18). We calculate the stock-based compensation expense related to the issuance of restricted stock units or shares of our common stock to our affiliated radiologists based on the fair value of our common stock at the date the shares are issued. Stock-based compensation to our affiliated radiologists is included in professional services expense. In accordance with EITF No. 96-18, because our radiologists are treated as independent contractors and not as employees, we calculate the stock-based compensation expense related to the issuance of stock options or restricted stock units to our affiliated radiologists by determining the fair value of the equity grant at the end of each period and recording the change in value of the equity grant as an expense during such period. If the price of our common stock increases over a given period, this accounting treatment results in compensation expense that exceeds the expense we would have recorded if these individuals were employees.

Non-Physician Stock-Based Compensation. We also record stock-based compensation expense in connection with any grant of stock options or restricted stock units to employees, directors and non-physician contractors. We calculate the stock-based compensation expense associated with the issuance of stock options and restricted stock units to our employees, directors and non-physician contractors in accordance with SFAS No. 123 (R) by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to the issuance of restricted stock units or shares of our common stock to our employees, directors and non-physician contractors based on the fair value of our common stock on the date the restricted stock units or shares are issued. Stock-based compensation to employees and non-physician contractors is included in sales, general and administrative expense.

Determination of Fair Value of our Stock Options. As indicated above, we record stock-based compensation expense associated with our equity grants in accordance with SFAS No. 123 (R) and EITF No. 96-18, as applicable, which require us to calculate the expense associated with our equity grants by determining the fair value of the options. To determine the fair value of our stock options, we use a Black-Scholes model which takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option, as measured on the date of grant (or at each reporting date for grants to non-employees that require future service), and an estimation of the volatility of the common stock underlying the stock option.

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

Since our first full year of operations, we have experienced significant revenue growth, from $4.7 million in 2002 to $64.1 million in 2005 and to $68.1 million in the first nine months of 2006. This growth in service revenue resulted primarily from:

•	an increase in our customer base,

•	an increase in utilization of our service by our customers,

•	an expansion of our service hours and product offerings,

•	a high customer retention rate, and

•	our acquisition of ATN in September 2005 and DayHawk in November 2004.

As of September 30, 2006, our affiliated radiologists provided services to 562 customers serving 981 hospitals. The total number of hospitals we cover represents approximately 18% of all hospitals in the United States. Most of our customers do not utilize all of the hours of coverage that we are able to provide.

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

Physician Stock-Based Compensation Expense. As described previously, we record physician stock-based compensation expense in connection with any grant of stock options, restricted stock units or other issuance of shares of our common stock to our affiliated radiologists and present this expense in our consolidated statements of operations as part of our professional services expense. We calculate the stock-based compensation expense associated with the issuance of stock options and restricted stock units to affiliated radiologists in accordance with SFAS No. 123 (R) and EITF No. 96-18.

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

Non-Physician Stock-Based Compensation Expense. As described previously, we record non-physician stock-based compensation expense in connection with any grant of stock options, restricted stock units or other issuance of shares of our common stock to our employees, directors and non-physician contractors and present this expense in our consolidated statement of income as part of our sales, general and administrative expense. We calculate the stock-based compensation expense associated with the issuance of stock options and restricted stock units to our employees, directors and non-physician contractors in accordance with SFAS No. 123(R).

Our Non-Operating Expenses

In addition to our operating expenses, we record the following non-operating expenses:

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

Trends in our Business and Results of Operations

Revenue Trends. Our business has grown rapidly since inception. This growth has been driven primarily by an increase in our customer base, an increase in utilization of our service by our customers, an expansion of our service hours, a high customer retention rate and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market. Our strategy is to expand on our position as the leading provider of radiology services by:

•	expanding our radiology group customers’ utilization of our services as they implement coverage of additional hospitals,

•	targeting new customers,

•	marketing to our customers the additional available hours of coverage,

•	expanding our service offerings to include final and subspecialty interpretations,

•	pursuing strategic acquisitions, and

•	developing markets for our data and technology solutions.

Our revenue has increased in absolute dollars each year since inception and our revenue growth rate has been strong. However, our revenue growth rate declined from the third quarter of 2005 to the third quarter of 2006 when compared with our growth rate from the third quarter of 2004 to the third quarter of 2005 and the rate of growth will likely continue to decline as a result of the increased revenue base against which future periods will be compared. We expect that a number of our customers will continue to implement coverage for additional hospitals as well as continue to use additional hours of our service, resulting in an overall increase in the utilization of our service by those customers.

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

Trends in Physician Stock-Based Compensation Expense. The amount of physician stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding options held by our affiliated radiologists and the amount of increase, if any, in the value of our common stock in that period. Because of the accounting treatment required by EITF 96-18, if the value of our common stock increases over a given period, we will record a compensation expense that generally exceeds the expense we would have recorded if these individuals were employees because EITF 96-18 requires us to record the increase in the value of the option during such period as an expense. As a result, because of the relatively significant increase in value of our common stock during the first quarter of 2006 primarily as a result of our initial public offering, we recorded significant physician stock-based compensation expense in the first nine months of 2006 as compared to the first nine months of 2005. Our expense in future periods for physician stock-based compensation will be driven primarily by new equity-based grants we make to our radiologists, the rate at which those equity awards and the currently outstanding options vest over such periods, as well as changes, if any, in our stock price during such periods. We anticipate that a substantial majority of the equity-based grants we will offer to our affiliated radiologists in the future will be in the form of restricted stock units, rather than the stock option awards we have historically granted. These restricted stock unit awards typically have fewer shares subject to them as compared to an equivalent option award due to the value associated with the shares of our common stock subject to the award without regard to exercise price.

Trends in Sales, General and Administrative Expense. Our sales, general and administrative expense has increased in absolute dollars each year since inception primarily as a result of increased payroll expenses in connection with the addition of key management personnel, software development professionals and the implementation of executive and employee bonuses. We expect that these payroll expenses will continue to increase as we continue to increase headcount as our business grows. In addition to increased payroll expense, we expect that our general and administrative expense will increase in absolute dollars due to increases in telecommunications and information technology costs and licensing and privileging costs. Also, we expect that our general and administrative expense will increase in absolute dollars due to increases in legal, accounting, consulting, staffing and insurance costs associated with being a public company. Accordingly, we expect sales, general and administrative expense to increase in absolute dollars in future periods. However, as a percentage of revenue, we expect our sales, general and administrative expense to decrease.

Trends in Non-Physician Stock-Based Compensation Expense. In June 2005, our board of directors agreed to accelerate the vesting of the 638,876 shares of common stock held by one of our directors which resulted in a non-physician stock-based compensation expense of approximately $2.9 million, which contributed to a relatively significant non-physician stock-based compensation expense in the first nine months of 2005. However, we do not anticipate issuing any shares of our common stock related to non-physician stock-based compensation other than pursuant to the grant of options or shares of restricted stock or restricted stock units to our employees, directors and non-physician contractors in the ordinary course. We anticipate that a substantial majority of the equity-based grants we will offer to our employees in the future will be in the form of restricted stock units, rather than the stock option awards we have historically granted. These restricted stock unit awards typically have fewer shares subject to them as compared to an equivalent option award due to the value associated with the shares of our common stock subject to the award without regard to exercise price.

Trends in Interest Expense. For 2005 and first quarter of 2006 our interest expense was attributable to the principal amount of debt we had outstanding primarily as a result of a loan agreement with Comerica Bank. Pursuant to this loan agreement we borrowed an aggregate of $32 million at various times throughout 2005 and the first quarter of 2006. We used the proceeds from this loan facility in part to repay previously existing debt and in part to fund a special distribution of $20 million to the holders of our then-outstanding common stock and redeemable preferred stock. We repaid all of this indebtedness on February 14, 2006 with a portion of the proceeds from our initial public offering. We do not expect to incur material interest expense in future periods.

Trends in Interest Income. On February 14, 2006, we completed an initial public offering of our common stock from which we received net proceeds of $84.9 million after deducting underwriter discounts and commissions and approximately $1.4 million in offering costs. Of this amount, we invested approximately $63.0 million in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities.

Trends and Treatment of Redeemable Preferred Stock. Upon the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into shares of common stock and the rights of the holders of redeemable preferred stock to receive accrued dividends or to exercise redemption rights terminated. As a result, since the date of the closing of our initial public offering, we do not record any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock, and the accretion relating to our redeemable preferred stock terminated.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of service revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Service revenue	100%	100%	100%	100%
Operating costs and expenses:
Professional services (1)	37	38	34	39
Sales, general and administrative (2)	30	27	37	28
Depreciation and amortization	2	2	2	2

Total operating costs and expenses	69	67	73	69

Operating income	31	33	27	31
Other income (expense):
Interest expense	(1)	—	(2)	(1)
Interest income	—	3	—	3
Change in fair value of redeemable preferred stock conversion feature	(98)	—	(62)	(65)

Total other income (expense)	(99)	3	(64)	(63)

Income (loss) before income taxes	(68)	36	(37)	(32)
Income tax expense	11	14	9	13

Net income (loss)	(79)	22	(46)	(45)
Redeemable preferred stock accretion	(2)	—	(2)	—
Preferred dividends	(32)	—	(12)	—

Net income (loss) applicable to common stockholders	(113)%	22%	(60)%	(45)%

(1)	Includes non-cash stock-based compensation expense of $280,419 and $1,086,747 for the third quarter of 2005 and 2006, respectively and $521,807 and $3,333,430 for the nine months ended September 30, 2005 and 2006, respectively.

(2)	Includes non-cash stock-based compensation expense of $144,560 and $309,068 for the third quarter of 2005 and 2006, respectively and $3,175,063 and $660,512 for the nine months ended September 30, 2005 and 2006, respectively.

Comparison of Fiscal Quarters Ended September 30, 2005 and September 30, 2006

Service Revenue

	Fiscal Quarter Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Service revenue	$17,143,664	$25,158,889	$8,015,225	47%

The increase in service revenue from the third quarter of 2005 to the third quarter of 2006 resulted primarily from a 55% increase in volume, which was primarily due to an increase in the number of our radiology group customers and their affiliated hospitals, an increase in utilization by our customers of our hours of service and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market. The number of radiology group and hospital customers to which we provided service increased from 383 as of September 30, 2005 to 562 as of September 30, 2006, a 47% increase, and the number of hospital sites to which we provided service increased from 746 as of September 30, 2005 to 981 as of September 30, 2006, a 32% increase. The increase in the number of our customers and hospitals served resulted primarily from increased market acceptance of teleradiology as a solution, an increase in the recognition by the marketplace of the quality of our service offerings, the success by our sales professionals in generating new customers, and an improvement in our ability to meet the increased demand for our service, primarily through the addition of affiliated radiologists and the expansion of our hours of service. The ATN acquisition, completed on September 30, 2005, also contributed to this increase.

Operating Costs and Expenses

Professional Services

	Fiscal Quarter Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Professional services (1)	$6,281,922	$9,552,784	$3,270,862	52%
Percentage of service revenue	37%	38%

(1)	Includes non-cash stock-based compensation expense of $280,419 for the three months ended September 2005 and $1,086,747 for the three months ended September 30, 2006.

The increase in professional services expense from the third quarter of 2005 to the third quarter of 2006 resulted primarily from an increase in the number of our affiliated radiologists providing service, an increase in our physician stock-based compensation expense, as well as an increase in the service fees we paid to our affiliated radiologists as a result of increases in volume and scheduled increases in hourly compensation under the terms of the professional services agreements with our affiliated radiologists. From the third quarter of 2005 to the third quarter of 2006, we increased the number of our affiliated radiologists from 39 to 57. This increase was driven primarily by the increased demand for our services and was attributable to our ability to effectively recruit additional radiologists to meet such demand. The following expenses comprise our professional services expense:

•	Physician Compensation Expense. Our physician compensation expense increased from approximately $5.8 million for the third quarter of 2005 to $8.2 million for the third quarter of 2006, a 42% increase. As a percentage of service revenue, physician compensation expense decreased from 34% to 32% during the same periods. This decrease in physician compensation as percentage of revenue was primarily due to increased productivity by our physicians as well as lower costs associated with recruiting.

•	Physician Stock-Based Compensation Expense. We experienced a significant increase in non-cash physician stock-based compensation expense from approximately $280,000 for the third quarter of 2005 to approximately $1.1 million for the third quarter of 2006. As a percentage of revenue, physician stock-based compensation expense increased from 2% for the third quarter of 2005 to 4% for the third quarter of 2006. This increase, which resulted partially from the accounting treatment required by EITF 96-18, was driven primarily by the growth in the number of physicians, increased vesting in options held by independent contractors and the increase in our stock price as of September 30, 2006 as compared to the value of our common stock as of September 30, 2005, which was primarily due to the completion of our initial public offering.

Sales, General and Administrative

	Fiscal Quarter Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Sales, general and administrative (1)	$5,194,524	$6,871,138	$1,676,614	32%
Percentage of service revenue	30%	27%

(1)	Includes non-cash stock-based compensation expense of $144,560 for the third quarter of 2005 and $309,068 for the third quarter of 2006.

The increase in our sales, general and administrative expense from the third quarter of 2005 to the third quarter of 2006 resulted primarily from increases in payroll expense due to additional hiring and costs associated with operating as a public company in 2006. As a percentage of service revenue, sales, general and administrative expense is down from 30% for the third quarter of 2005 to 27% for the third quarter of 2006 primarily due to increased leverage in payroll, telecommunications and other general and administrative expense. The following expenses comprise our sales, general and administrative expense:

•	Payroll and Related Expense. Our sales, general and administrative headcount increased from 143 at September 30, 2005 to 214 at September 30, 2006, a 50% increase, and resulted in an increase in non-stock-based payroll expense from $2.9 million for the third quarter of 2005 to $4.1 million for the third quarter of 2006, a 40% increase. This increase in payroll expense resulted primarily from personnel additions in our quality control, information technology, sales, business development and licensing and privileging departments. Expressed as a percentage of service revenue, our sales, general and administrative payroll and related expenses decreased from approximately 17% of service revenue for the third quarter of 2005 to 16% for the third quarter of 2006. We expect higher absolute payroll expense for the balance of the year as we intend to hire additional staff to support our growing volumes from the off-hours business as well as hire key individuals to grow our final reads, subspecialty services and data and technology solutions businesses. In addition, we may incur higher performance bonus expense for key executives in the fourth quarter 2006 if certain thresholds for these performance bonuses are satisfied.

•	Information Technology and Telecommunications Expense. Our non-payroll information technology and telecommunications expense increased from approximately $446,000 for the three months ended September 30, 2005 to approximately $536,000 for the three months ended September 30, 2006, a 20% increase. As a percentage of service revenue, IT and telecommunications expense decreased from 3% for the three months ended September 30, 2005 to 2% for the three months ended September 30, 2006. This decrease resulted primarily from lower telephone service costs as the Company implemented cost reduction initiatives. We anticipate that we will experience relatively higher information technology and telecommunications expense in 2007 as we expand our operations to include centralized facilities in one or more locations in the United States to support our service offerings.

•	Facilities Expense. Our facilities and office-based expense increased from approximately $307,000 for the third quarter of 2005 to $508,000 for the third quarter of 2006, a 65% increase. The increase in facilities and office-based expense was driven primarily by increased facilities and occupancy expenses associated with our facilities in Sydney, Australia, Zurich, Switzerland, Milwaukee, Wisconsin, Coeur d’Alene, Idaho and Roanoke, Virginia. We anticipate that we may experience higher facilities expense in the fourth quarter of 2006 as we expand our operations to include centralized facilities in one or more locations in the United States to support our service offerings.

•	Licensing and Privileging Expense. Our non-payroll licensing and privileging expense consists primarily of fees paid in connection with the state medical licenses and hospital privileges we obtain on behalf of our affiliated radiologists. Our affiliated radiologists are licensed to practice medicine in an average of 36 states and have been granted privileges at an average of 476 hospitals. As a result of our efforts to obtain these medical licenses and staff privileges for our affiliated radiologists, we incur administrative expenses as well as fees payable to the states and hospitals. Each state typically requires a fee to be paid in connection with the issuance of a medical license as well as an additional annual fee that must be paid to maintain the medical license. In addition, many hospitals have annual fees associated with the granting of medical staff privileges. Non-payroll licensing and privileging expenses increased from approximately $176,000 for the third quarter of 2005 to approximately $304,000 for the third quarter of 2006, a 73% increase. Licensing and privileging expense is driven by the timing of new contracted physicians and the timing of renewals for existing physicians’ licenses and credentials.

•	Other General and Administrative Expense. Our other general and administrative expense consists primarily of professional accounting, legal and consulting services, general liability insurance and employee-related expenses such as recruiting, travel and entertainment. Other general and administrative expense decreased from approximately $1.1 million for the third quarter of 2005 to approximately $1.0 million for the third quarter of 2006, a 9% decrease. The decrease in other general and administrative expense was driven primarily by lower accounting, consulting and legal costs, as well as lower bad debt expense than we experienced in the third quarter of 2005. As a percentage of service revenue, other general and administrative expense decreased from 7% for the third quarter of 2005 to 4% for the third quarter of 2006. We anticipate higher expense in the fourth quarter of 2006 due to the timing of costs we will likely incur related to our Sarbanes-Oxley compliance work as well as higher travel and entertainment costs associated with a large industry conference in November 2006.

•	Non-Physician Stock-Based Compensation Expense. Our non-physician stock-based compensation expense increased from approximately $145,000 for the third quarter of 2005 to approximately $309,000 for the third quarter of 2006 primarily due additional equity grants made to new hires during this period.

Other Income (Expense)

Interest Expense

	Fiscal Quarter Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Interest expense	$261,829	$599	$(261,230)	(100)%
Percentage of service revenue	1%	—%

The interest expense for the third quarter of 2005 consisted primarily of interest payable under our term loan facility with Comerica Bank. On April 20, 2005, we entered into a loan agreement with Comerica Bank that provided us a $12 million term loan facility and a $3 million revolving line of credit of which we used the loan facility to repay in full all outstanding indebtedness under promissory notes that were held by entities affiliated with Summit Partners and a revolving credit facility with Silicon Valley Bank. In September 2005, we borrowed an additional $13 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. Prior to the initial public offering in February 2006, we borrowed an additional $7 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. Upon the initial public offering in first quarter of 2006, we repaid the balance of the term loan with Comerica Bank and terminated the loan facility.

Interest Income

	Fiscal Quarter Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Interest Income	$2,104	$875,391	$873,287	41,506%
Percentage of service revenue	—%	3%

Interest income for the third quarter of 2006 consisted primarily of interest income on cash balances and short-term investments of the cash we received in connection with our initial public offering and operations. We received cash proceeds of $86.3 million, of which approximately $30.1 million was used to repay all outstanding indebtedness to Comerica Bank. We invested the remaining balance in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities. Interest income for the third quarter of 2005 was interest earned on a money market account.

Change in Fair Value of Redeemable Preferred Stock Conversion Feature

	Fiscal Quarter Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Change in fair value of redeemable preferred stock conversion feature	$16,737,502	$—	$(16,737,502)	(100)%
Percentage of service revenue	98%	—%

During the third quarter of 2005, the fair value of the redeemable preferred stock conversion feature increased by a total of $16.8 million resulting in a non-cash expense of $16.8 million for the third quarter of 2005. At the time of the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock, and, as a result, after such date we do not record any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock. As a result, there was no expense related to this conversion feature in the third quarter of 2006 and there will not be any additional such expense in the future.

Income Tax Expense

	Fiscal Quarter Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Income tax expense	$1,965,865	$3,480,615	$1,514,750	77%
Percentage of service revenue	11%	14%

We recorded an income tax expense of approximately $3.5 for the third quarter of 2006 and approximately $2.0 million for the third quarter of 2005. The increase in our income tax expense was due primarily to the increase in income before taxes which resulted from continued growth in our business.

Preferred Stock Accretion

	Fiscal Quarter Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Preferred stock accretion	$268,957	$—	$(268,957)	(100)%
Percentage of service revenue	2%	—%

The preferred stock accretion for 2005 was comprised of two types of accretion based on the underlying redeemable convertible preferred stock. For the third quarter of 2005, the preferred stock accretion consisted of approximately $212,000 as a result of the accretion of dividends at a daily rate of 6% per annum, and approximately $57,000 as a result of the amortization of the carrying amount of the redeemable convertible preferred to its redemption value using the effective interest method through the redemption period. At the time of the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock and, as a result, after such date we do not record any additional accretion and amortization associated with the preferred stock. As a result, there was no preferred stock accretion expense in the third quarter of 2006 and there will not be any additional preferred stock accretion in the future.

Preferred Dividends

	Fiscal Quarter Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Preferred dividends	$5,486,555	$—	$(5,486,555)	(100)%
Percentage of service revenue	32%	0%

In September 2005, we borrowed $13 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. A second dividend in the amount of $7,000,000 or $0.295 per share for each share of common stock and preferred stock outstanding as of September 9, 2005 was also declared in September 2005. Approximately $5.5 million of these combined amounts was attributable to the holders of our redeemable preferred stock. We do not anticipate incurring any preferred dividend expense in future periods.

Comparison of Nine Month Periods Ended September 30, 2005 and September 30, 2006

Service Revenue

	Nine Months Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Service revenue	$45,587,587	$68,074,661	$22,487,074	49%

The increase in service revenue from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 resulted primarily from a 58% increase in volumes primarily due to an increase in the number of our radiology group customers and their affiliated hospitals, an increase in utilization by our customers of our hours of service and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market during this period. The number of radiology group and hospital customers to which we provided service increased from 383 as of September 30, 2005 to 562 as of September 30, 2006, a 47% increase in customers, and the number of hospital sites to which we provided service increased from 746 as of September 30, 2005 to 981 as of September 30, 2006, a 32% increase. The increase in the number of our customers and hospitals served resulted primarily from increased market acceptance of teleradiology as a solution, an increase in the recognition by the marketplace of the quality of our service offerings, the success by our sales professionals in generating new customers, and an improvement in our ability to meet the increased demand for our service, primarily through the addition of affiliated radiologists and the expansion of our hours of service. The ATN acquisition, completed on September 30, 2005, also contributed to this increase.

Operating Costs and Expenses

Professional Services

	Nine Months Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Professional services (1)	$15,796,222	$26,500,833	$10,704,611	68%
Percentage of service revenue	35%	39%

(1)	Includes non-cash stock-based compensation expense of $521,807 for the nine months ended September 30, 2005 and $3,333,430 for the nine months ended September 30, 2006.

The increase in professional services expense for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2006 resulted primarily from an increase in the number of our affiliated radiologists providing service, an increase in our physician stock-based compensation expense, as well as an increase in the service fees we paid to our affiliated radiologists as a result of increased volumes and scheduled increases in hourly compensation under the terms of the professional services agreements with our affiliated radiologists. From September 30, 2005 to September 30, 2006, we increased the number of our affiliated radiologists from 39 to 57. This increase was driven primarily by the increased demand for our services and was attributable to our ability to effectively recruit additional radiologists to meet such demand. While our professional services expense increased by 68% for the period, our professional services expense as a percentage of service revenue increased from 35% for the nine months ended September 30, 2005, to 39% for the nine months ended September 30, 2006 due to the expenses described below:

•	Physician Compensation Expense. Our physician compensation expense increased from $14.6 million for the nine months ended September 30, 2005 to $22.2 million for the nine months ended September 30, 2006, a 53% increase, and, as a percentage of service revenue, from 32% to 33% during that same period. These increases were largely due to (i) the compensation structure for the physicians who were part of the ATN acquisition and (ii) a decrease in unit pricing which was largely driven by lower priced contracts assumed from the ATN acquisition and (iii) pricing pressure from increased competition.

•	Physician Stock-Based Compensation Expense. We experienced a significant increase in non-cash physician stock-based compensation expense from approximately $522,000 for the nine months ended September 30, 2005 to approximately $3.3 million for the nine months ended September 30, 2006. As a percentage of service revenue, physician stock-based compensation expense increased from 1% for the nine months ended September 30, 2005 to 5% for the nine months ended September 30, 2006. This increase was driven primarily by a significant increase in our stock price in the first nine months of 2006 which was primarily due to the completion of our initial public offering, an increased number of physicians, and increased vesting in options held by our physicians.

Sales, General and Administrative

	Nine Months Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Sales, general and administrative (1)	$16,794,642	$19,224,442	$2,429,800	14%
Percentage of service revenue	37%	28%

(1)	Includes non-cash stock-based compensation expense of $3,175,063 for the nine months ended September 30, 2005 and $660,512 for the nine months ended September 30, 2006.

Of the $16.8 million expense in the first nine months of 2005, approximately $2.9 million was due to a non-cash stock compensation expense associated with a restricted stock grant to one of our board members. Including non-cash stock compensation expense, expressed as a percentage of service revenue, sales, general and administrative expense is down from 37% for the nine months ended September 30, 2005 to 28% for the nine months ended September 30, 2006. Excluding non-

cash stock compensation expense, expressed as a percentage of revenue, sales, general and administrative expense improved from 30% for the first nine months of 2005 to 27% for the first nine months of 2006. The increases in sales, general and administrative expense were primarily due to increases in payroll expense due to additional hiring and costs associated with the continued growth in our business and increased costs associated with operating as a public company. The following expenses comprise our sales, general and administrative expense:

•	Payroll and Related Expense. Our sales, general and administrative headcount increased from 143 at September 30, 2005 to 214 at September 30, 2006, a 50% increase, and resulted in an increase in non stock-based payroll expense from $7.9 million for the nine months ended September 30, 2005 to $11.8 million for the nine months ended September 30, 2006, a 49% increase. This increase in payroll expense resulted primarily from personnel additions in our quality control, information technology, finance, business development, sales, and licensing and privileging departments. Expressed as a percentage of service revenue, our sales, general and administrative payroll and related expenses remained consistent at 17% of service revenue for both periods. We expect higher absolute payroll expense for the balance of the year as we intend to hire additional staff to support our growing volumes from the off-hours business as well as hire key individuals to grow our final reads, subspecialty services and data and technology solutions businesses. In addition, we may incur higher performance bonus expense for key executives in the fourth quarter if certain thresholds for these performance bonuses are satisfied.

•	Information Technology and Telecommunications Expense. Our non-payroll information technology and telecommunications expense increased from approximately $1.3 million for the nine months ended September 30, 2005 to approximately $1.5 million for the nine months ended September 30, 2006, a 16% increase. As a percentage of service revenue, IT and telecommunications expense decreased from 3% for the nine months ended September 30, 2005 to 2% for the nine months ended September 30, 2006. This decrease resulted primarily from lower telephone service costs as the Company implemented cost reduction initiatives. We anticipate that we will experience relatively higher information technology and telecommunications expense in 2007 as we expand our operations to include centralized facilities in one or more locations in the United States to support our service offerings.

•	Facilities Expense. Our facilities and office-based expense increased from approximately $1.1 million for the nine months ended September 30, 2005 to $1.5 million for the nine months ended September 30, 2006, a 40% increase. The increase in facilities and office-based expense was driven primarily by increased facilities and occupancy expenses associated with our facilities in Sydney, Australia, Zurich, Switzerland, Milwaukee, Wisconsin, Coeur d’Alene, Idaho and Roanoke, Virginia. We anticipate that we will experience higher facilities expense in the fourth quarter of 2006 as we expand our operations to include centralized facilities in one or more locations in the United States to support our service offerings.

•	Licensing and Privileging Expense. Our non-payroll licensing and privileging expense consists primarily of fees paid in connection with the state medical licenses and hospital privileges we obtain on behalf of our affiliated radiologists. Our affiliated radiologists are licensed to practice medicine in an average of 36 states and have been granted privileges at an average of 476 hospitals. As a result of our efforts to obtain these medical licenses and staff privileges for our affiliated radiologists, we incur administrative expenses as well as fees payable to the states and hospitals. Each state typically requires a fee to be paid in connection with the issuance of a medical license as well as an additional annual fee that must be paid to maintain the medical license. In addition, many hospitals have annual fees associated with the granting of medical staff privileges. Non-payroll licensing and privileging expenses increased from approximately $713,000 for the nine months ended September 30, 2005 to approximately $956,000 for the nine months ended September 30, 2006, a 34% increase. As a percentage of service revenue, licensing and privileging costs decreased from 2% to 1%. Licensing and privileging expense is driven by the timing of new contracted physicians and the timing of renewals for existing physicians’ licenses and credentials.

•	Other General and Administrative Expense. Our other general and administrative expense consists primarily of professional accounting, legal and consulting services, general liability insurance and employee related expenses such as recruiting, travel and entertainment. Other general and administrative expense increased from approximately $2.4 million for the nine months ended September 30, 2005 to approximately $2.6 million for the nine months ended September 30, 2006, a 7% increase. The increase in other general and administrative expense was driven primarily by increased costs associated with operating as a public company such as investor relations and increased directors and officer’s insurance policy premiums offset by lower accounting, recruiting and legal costs and lower bad debt expense. In addition, we incurred higher travel and entertainment expenses as well as increased training and costs associated with the additional headcount. We anticipate higher expense in the fourth quarter of 2006 due to the timing of costs we will likely incur related to our Sarbanes-Oxley compliance work as well as higher travel and entertainment costs associated with a large industry conference in November 2006.

•	Non-Physician Stock-Based Compensation Expense. Our non-physician stock-based compensation expense decreased from approximately $3.2 million for the nine months ended September 30, 2005 to approximately $661,000 for the nine months ended September 30, 2006. As a percentage of revenue, these costs were approximately 7% of revenue for the nine months ended September 30, 2005 compared to 1% for the nine months ended September 30, 2006. In the nine months ended September 30, 2005, approximately $2.9 million of our non-physician stock-based compensation expense was related to a restricted stock grant to one of our board members.

Other Income (Expense)

Interest Expense

	Nine Months Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Interest expense	$723,254	$560,270	$(162,984)	(23)%
Percentage of service revenue	2%	1%

The interest expense for the nine months ended September 30, 2005 consisted primarily of interest payable under outstanding promissory notes issued to certain affiliates of Summit Partners and interest payable under a $3 million revolving line of credit with Silicon Valley Bank. The aggregate principal balance of the outstanding promissory notes was approximately $9 million through March 31, 2005. The aggregate principal balance of our revolving credit facility with Silicon Valley Bank was $3 million through March 31, 2005. On April 20, 2005, we entered into a loan agreement with Comerica Bank that provided us a $12 million term loan facility and a $3 million revolving line of credit. We used the proceeds from the term loan facility to repay in full all outstanding indebtedness under the promissory notes held by the entities affiliated with Summit Partners and the revolving credit facility with Silicon Valley Bank. In September 2005, we borrowed an additional $13 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. Prior to the initial public offering in February 2006, we borrowed an additional $7 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. Thus, our interest expense for the first nine months of 2005 consisted primarily of interest payable under our credit facility with Comerica Bank up until the termination of that agreement in February 2006. Upon the initial public offering in first quarter of 2006, we repaid the balance of the term loan with Comerica Bank and terminated the loan facility. Additionally, in the nine months ended September 30, 2006 we incurred an expense of approximately $326,000 related to unamortized deferred loan fees as a result of terminating our credit facilities with Comerica Bank.

Interest Income

	Nine Months Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Interest Income	$34,236	$2,026,675	$1,992,439	5,820%
Percentage of service revenue	—%	3%

Interest income for the nine months ended September 30, 2006 consisted primarily of interest income on cash balances and short-term investments of the cash we received in connection with our initial public offering and operations. We received cash proceeds of $86.3 million, of which approximately $30.1 million was used to repay all outstanding indebtedness to Comerica Bank. We invested the remaining balance in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities.

Change in Fair Value of Redeemable Preferred Stock Conversion Feature

	Nine Months Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Change in fair value of redeemable preferred stock conversion feature	$28,109,723	$44,183,770	$16,074,047	57%
Percentage of service revenue	62%	65%

During the nine months ended September 30, 2005, the fair value of the redeemable preferred stock conversion feature increased by a total of $28.1 million resulting in a non-cash expense of $28.1 million for the nine months ended September 30, 2005. In 2006 through the closing of our initial public offering, the fair value of the redeemable preferred stock conversion feature increased by a total of $44.2 million, resulting in a non-cash expense of $44.2 million for the nine months ended September 30, 2006. At the time of the closing of our initial public offering in the first quarter of 2006, all outstanding shares of redeemable preferred stock converted into common stock, and, as a result, after such date we do not record any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock.

Income Tax Expense

	Nine Months Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Income tax expense	$4,430,020	$8,595,532	$4,165,512	94%
Percentage of service revenue	9%	13%

We recorded income tax expense of approximately $8.6 million for the nine months ended September 30, 2006 and approximately $4.4 million for the nine months ended September 30, 2005. The increase in our income tax expense was due primarily to the increase in income before taxes, excluding the change in fair value of the preferred stock conversion feature, which is excluded when determining our income tax expense.

Preferred Stock Accretion

	Nine Months Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Preferred stock accretion	$790,010	$117,534	$(672,476)	(85)%
Percentage of service revenue	2%	—%

The preferred stock accretion is comprised of two types of accretion based on the underlying redeemable convertible preferred stock. For the nine months ended September 30, 2005, the preferred stock accretion consisted of approximately $619,000 as a result of the accretion of dividends at a daily rate of 6% per annum, and approximately $171,000 as a result of the amortization of the carrying amount of the redeemable convertible preferred to its redemption value using the effective interest method through the redemption period. For the nine months ended September 30, 2006, the preferred stock accretion consisted of approximately $93,000 as a result of the accretion of dividends at a daily rate of 6% per annum, and approximately $25,000 as a result of the amortization of the carrying amount of the redeemable convertible preferred to its redemption value using the effective interest method through the redemption period. At the time of the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock and, as a result, after such date we do not record any additional accretion and amortization associated with the preferred stock. Thus, because we recorded an expense due to the accretion of our preferred stock for only a portion of the first quarter of 2006 and no expense in the third quarter of 2006, we experienced lower expense than that recorded in the nine months ended September 30, 2005. We will no longer record this expense in future periods.

Preferred Dividends

	Nine Months Ended September 30,		Change
	2005	2006	In Dollars	Percentage
Preferred dividends	$5,486,555	$—	$(5,486,555)	(100)%
Percentage of service revenue	12%	—%

In September 2005, we borrowed $13 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. A second dividend in the amount of $7,000,000 or $0.295 per share for each share of common stock and preferred stock outstanding as of September 9, 2005 was also declared in September 2005. Approximately $5.5 million of these combined amounts was attributable to the holders of our redeemable preferred stock. We do not anticipate incurring any preferred dividend expense in future periods.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-term Investments

Our financial position includes cash, cash equivalents and short-term investments of $12.6 million at December 31, 2005 and $50.7 million at September 30, 2006. During the nine months ended September 30, 2006, we received net cash proceeds of $84.9 million from our initial public offering, after deducting an aggregate of $6.5 million in underwriting discounts and commissions and approximately $1.4 million in other costs paid in connection with the offering.

The discussion below highlights significant aspects of our capital resources and cash flow activities.

Capital resources	September 30, 2006	December 31, 2005
Cash and cash equivalents	$50,713,412	$12,610,487
Short-term investments	29,312,266	—

Total	$80,025,678	$12,610,487

	Nine Months Ended
Cash flow activities	September 30, 2006	September 30, 2005
Net cash provided (used) by:
Operating activities	$14.6	$5.4
Investing activities	(30.9)	(2.4)
Financing activities	54.4	(0.9)

Increase in cash and cash equivalents	$38.1	$2.1

The discussion below highlights significant aspects of our cash flows.

Operating Activities

Since our inception in August 2001, we have funded our operations primarily from cash flows generated by our operating activities. Net cash from operations was approximately $14.6 million during the nine months ended September 30, 2006 and approximately $5.4 million for the nine months ended September 30, 2005, a 170% increase.

For the nine months ended September 30, 2006, we generated net cash from operations of approximately $14.6 million from a net loss of approximately $30.6 million (which net loss reflects approximately $47.8 million of non-cash charges that did not impact our net cash from operations during this period). Our net cash from operations during this period included increases in our accounts payable and accrued expenses of approximately $683,000 and accrued payroll and related benefits of $70,000. These changes were offset by an increase in accounts receivable of approximately $1.7 million, an increase in prepaid expenses and other assets of approximately $967,000, an increase in deferred tax assets of approximately $1.8 million and a decrease in our accrued interest payable of approximately $425,000. These changes can be attributed primarily to the growth in our business as well as other factors described more fully below.

For the nine months ended September 30, 2005, we generated net cash from operations of approximately $5.4 million from a net loss of approximately $21.1 million (which reflects approximately $32.0 million of non-cash charges that did not impact our net cash from operations during this period). Our net cash from operations during this period included increases in our accounts payable and accrued expenses of approximately $1.1 million and accrued payroll and related benefits of $342,000. These changes were offset by an increase in accounts receivable of approximately $4.6 million, an increase in prepaid expenses and other assets of approximately $2.4 million, an increase in deferred income taxes of approximately $653,000 and a decrease in our accrued interest payable of approximately $244,000. These changes were all in the ordinary course and can be attributed primarily to the growth in our business and the timing of our cash receipts and disbursements.

The changes in our operating assets and liabilities and the associated impacts on our net cash from operations during the nine months ended September 30, 2006 as compared to the changes during the nine months ended September 30, 2005 are primarily due to the following factors:

•	Accounts Receivable. Net cash from accounts receivable decreased by approximately $1.7 million during the nine months ended September 30, 2006 compared to a $4.6 million decrease during the nine months ended September 30, 2005. This change was attributable primarily to a decrease in our days sales outstanding, or DSO, from 53 to 44. We calculate our DSO based upon a three month average of accounts receivable and revenue. The decrease in our DSO was primarily due to improved turnaround of invoicing associated with our implementation of an automated billing system. We completed implementation of this automated billing process in September 2005 and believe it, together with an increased focus on the collection process, has enabled us to prepare and deliver invoices more quickly.

•	Accounts Payable and Accrued Expenses. Net cash from accounts payable and accrued expenses increased by approximately $683,000 during the nine months ended September 30, 2006 and approximately $1.1 million during the nine months ended September 30, 2005. This change was primarily due to the growth of the company.

•	Deferred Income Tax Expense. Net cash used for deferred income tax expense increased by approximately $1.8 million during the nine months ended September 30, 2006 compared to an increase of approximately $653,000 during the nine months ended September 30, 2005. The increase in cash used is primarily due to an increase in taxes paid resulting from higher temporary non-deductible stock compensation expense in 2006 than in the first nine months of 2005.

Net Cash Used in Investing Activities

Net cash used in investing activities was $30.9 million for the nine months ended September 30, 2006 compared to $2.4 million for the nine months ended September 30, 2005. Investments in securities with maturities greater than ninety days are classified as investing activities on the Statement of Cash Flows. This increase in net cash used in investing activities over this period resulted primarily from the purchase of short-term investments from a portion of the net cash proceeds received from our initial public offering. We also received $26.0 million as a result of some of our investments reaching maturity during the nine month period ended September 30, 2006. We also invested approximately $2.1 million in property and equipment during the nine months ended September 30, 2006 and approximately $1.9 million during the nine months ended September 30, 2005. The majority of these capital expenditures were associated with purchases of equipment and the continued investment in our information technology infrastructure. We anticipate higher capital expenditures in the upcoming months related to the opening of one or more new facilities in the United States. The non-recurring costs associated with these new facilities are estimated at approximately $500,000.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $54.4 million for the nine months ended September 30, 2006. During the first nine months of 2006 we completed our initial public offering from which we received net proceeds of $84.9 million after deducting discounts and commissions paid to our underwriters and approximately $1.4 million in offering costs paid during the nine month period.

On January 2, 2006, we paid a regularly scheduled debt payment to Comerica Bank in the amount of approximately $1.1 million. On February 8, 2006, we borrowed an additional $7.0 million under our term loan facility and distributed the full amount as a special dividend to the holders of our common stock and our then-outstanding redeemable convertible preferred stock. On February 14, 2006, we repaid in full the outstanding principal with Comerica Bank in the amount of approximately $29.9 million with proceeds from our initial public offering. After repaying this outstanding debt, we terminated our term and revolving loan facilities with Comerica Bank.

Financial condition and liquidity

We believe that our cash balances and the expected cash flow from operations will be sufficient to fund our operating activities, working capital, acquisitions and capital expenditure requirements for the next eighteen months. We expect our long-term liquidity needs to consist primarily of working capital, capital expenditure requirements and future acquisitions. We intend to fund these long-term liquidity needs from cash generated from operations. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control and cannot be anticipated at this time. To the extent that funds generated by our initial public offering, together with existing cash and securities and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. Other than our agreement with ATN, we do not currently have any obligations pursuant to any agreement or binding letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies. However, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

Our Sydney office lease and our medical liability insurance policy are collateralized by separate letters of credit in the amounts of approximately $157,000 and $400,000 as of September 30, 2006.

Contractual Obligations

During the nine months ended September 30, 2006, we signed a lease for our Information Technology department in Milwaukee, Wisconsin. The lease expires in 2012 and resulted in an additional lease commitment of approximately $500,000.

ACCOUNTING STANDARDS

Recently adopted accounting standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee (APB 25), and its related implementation guidance. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments. In accordance with SFAS No. 123(R), the Company expenses the fair value of all employee stock option awards in the Company’s statement of operations, typically, over the related vesting period of the options. SFAS No. 123(R) requires use of fair value to measure share-based awards issued to employees, computed at the date of grant. The Company adopted SFAS No. 123(R) as of January 1, 2006 and the adoption did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 as of January 1, 2006 and the adoption did not have a material effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 as of January 1, 2006 and the adoption did not have a material effect on the Company’s financial statements.

Recently issued accounting standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The provisions of SFAS No. 157 are effective as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for us as of January 1, 2007. The Company is currently evaluating the impact of SAB No. 108 on the Company’s financial statements.

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $50.7 million at September 30, 2006. Additionally, we had short-term investments totaling $29.3 million at September 30, 2006. These amounts were invested primarily in U.S. government securities and municipal securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, any declines in interest rates will reduce future investment income. In addition, because we used a portion of the proceeds of the initial public offering to repay all outstanding debt obligations other than long-term capital lease obligations, we have determined that our debt is not subject to material interest rate risk.

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

We have a short operating history in an emerging market. As a result, our current business and future prospects are difficult to evaluate. You must consider our business and prospects in light of the risks and difficulties we encounter as an early-stage company in a rapidly evolving market. Some of these risks relate to our potential inability to:

•	effectively manage our business and technology,

•	recruit and retain radiologists and other key personnel,

•	acquire additional customers,

•	successfully provide high levels of service quality as we expand the scale of our business,

•	manage rapid growth in personnel and operations,

•	effectively manage our medical liability risk,

•	develop new services that complement our existing business,

•	market our services to our customers due to regulatory rules governing reassignment of payments, which could affect our customers’ ability to collect fees for services provided by our affiliated radiologists, and

•	successfully address the other risks described throughout this prospectus.

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

Our success is dependent upon our continuing ability to recruit and retain qualified radiologists, particularly in our reading facilities located in Australia and Switzerland. An inability to recruit and retain radiologists would have a material adverse effect on our ability to grow and would adversely affect our results of operations. We face competition for radiologists from other healthcare providers, including radiology groups, research and academic institutions, government entities and other organizations. In addition, our affiliated radiologists are typically U.S. citizens who must obtain visas to work in Australia or Switzerland. We have worked with the government of Australia to establish a visa program and have assisted our affiliated radiologists in the visa application process with the government of Switzerland, and to date all of our professionals have successfully obtained work visas in a timely manner. However, any future inability to obtain or difficulty in obtaining work visas for our affiliated radiologists, due to changing immigration regulations or otherwise, would jeopardize our business and harm our results.

In addition to recruiting radiologists, we must identify, recruit and retain skilled executive, technical, administrative, sales, marketing and operations personnel for our headquarters in Coeur d’Alene, Idaho. Competition for highly qualified and experienced personnel is intense due to the limited number of people available with the necessary skills. In addition, Coeur

d’Alene has a relatively small pool of potential employees with the skills that we require, and is a small city in a relatively rural part of the country, making it difficult for us to recruit employees from larger metropolitan areas of the country. Failure to attract and retain the necessary personnel would inhibit our growth and harm our business.

We have been subject to medical liability claims and may become subject to additional claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against our affiliated radiologists and us. We or our affiliated radiologists are subject to ongoing medical liability claims in the ordinary course of business, and, in the past, have been subject to a medical liability claim for which a settlement was paid by our insurance carrier. Although we maintain medical liability insurance for ourselves and our affiliated radiologists with coverages that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards which exceed the limits of our insurance coverage. In addition, medical liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services to include final reads. As a result, adequate medical liability insurance may not be available to our affiliated radiologists or us in the future at acceptable costs or at all.

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

Our growth and our continued operations as a publicly-traded company could strain our personnel, management and infrastructure resources, which may harm our business.

We are currently experiencing a period of rapid growth in our headcount and operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We also anticipate that further growth will be required to address increases in the scope of our operations (in particular, the opening of our first U.S.-based centralized facility in the first quarter of 2007) and size of our customer base. Our success will depend in part upon the ability of our current senior management team to manage this growth, as well as to manage our operations as a publicly-traded company effectively. None of our executive officers has previously held a senior management position at a publicly-traded company.

To effectively manage our anticipated growth, we will need to continue to improve our operational, financial and management processes and controls and our reporting systems and procedures. In addition, the additional headcount we are adding and capital investments we are making will increase our costs, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth and our operations as a publicly-traded company, our business and operating results will be harmed.

Our operating results are subject to seasonal fluctuation, which makes our results difficult to predict and could cause our performance to fall short of quarterly expectations.

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

We rely on broadband connections provided by third party suppliers to route digital images from hospitals in the United States to our facilities in Australia, Switzerland and Coeur d’Alene, Idaho. Any interruption in the availability of the network connections between the hospitals and our reading facilities would reduce our revenue and profits. Frequent or persistent interruptions in our services could cause permanent harm to our reputation and brand and could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors. Because our customers may use our services for critical healthcare services, any system failures could result in damage to our customers’ businesses and reputation. These customers could seek significant compensation from us for their losses, and our agreements with our customers do not limit the amount of compensation that they may receive. Any claim for compensation, even if unsuccessful, would likely be time consuming and costly for us to resolve.

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

Medicare and Medicaid rules governing reassignment of payments could affect our customers’ ability to collect fees for services provided by our affiliated radiologists and our ability to market our services to our customers.

The majority of our customers are radiology practices. These customers, and not us, bill and receive payments from Medicare and/or Medicaid for the professional services provided by our affiliated radiologists. Medicare and Medicaid payments may comprise a significant portion of the total payments received by our customers for the services of our affiliated radiologists. Medicare and Medicaid generally prohibit a physician who performs a covered medical service from “reassigning” to anyone else (including to other physicians) the performing physician’s right to receive payment directly from Medicare or Medicaid, except in certain circumstances. We believe we satisfy one or more of the exceptions to this prohibition, but the various Medicare carriers and state Medicaid authorities may interpret these exceptions differently than we do. Our customers could be prohibited from billing Medicare and/or Medicaid for the services of our affiliated radiologists if it were determined that we do not qualify for an exception, and this would cause a material adverse effect on our ability to market our services and on our business and results of operations. Future laws or regulations, moreover, may require that we bill Medicare or Medicaid directly for services we provide to certain prospective customers. Should this occur, we would either be required to forgo business with such customers or be required to design, develop and implement an appropriate recordkeeping and billing system to bill Medicare and Medicaid.

Medicare reimbursement rules currently provide that the proper Medicare carrier to pay physician claims is the Medicare carrier for the region in which the physician or practice providing the service is located rather than the Medicare carrier for the region in which the patient receiving the services is located. Many of our affiliated radiologists are located in a Medicare region that is different from the Medicare region in which the patient and treating hospital are located. Since it is incumbent on our customers to file with the proper Medicare carrier in order to receive payment, it may be necessary for our customers to enroll with additional Medicare carriers in order to properly submit claims for reimbursement. To the extent that our customers are unwilling or unable to do so, they may be unwilling to use our services unless we were to submit the claims. Should this occur, we would either be required to forgo business with such customers or be required to design, develop and implement an appropriate recordkeeping and billing system to bill Medicare and Medicaid. The Center for Medicare and Medicaid Services, or CMS, recently proposed amending the reimbursement rules to provide for reimbursement by the Medicare carrier for the region in which the patient and hospital are located regardless of the location of the physician. If adopted, the amended reimbursement rules would eliminate the need for our customers to enroll with additional Medicare carriers.

Changes in the rules and regulations governing Medicare’s and Medicaid’s payment for medical services could affect our revenues, particularly with respect to final reads.

Although most reads we provide are preliminary reads rather than final reads, we are providing an increasing number of final reads. Cost-containment pressures on Medicare and Medicaid could result in a reduction in the amount that the government will pay for a final read, which could cause pricing pressure on our services. Should that occur, we could be required to lower our prices, or our customers could elect to provide the final reads themselves or obtain such services from one of our competitors, and not utilize the services of our affiliated radiologists, which would have a material adverse effect on our business, results of operations and financial condition.

We may be subject to less favorable levels of payment based upon third party payor fee schedules.

Many patients are covered by some form of private or government health insurance or other third party payment program. Third party payors generally establish fee schedules or other payment authorization methods for various procedures that govern which procedures will be reimbursed by the third party payors and the amount of reimbursement. In most cases, we are indirectly rather than directly impacted by such fee schedules, to the extent that such schedules impact the rates at which third party payors are willing to pay the healthcare providers with whom we contract to provide imaging services. However, if we were to negotiate direct payment arrangements with third party payors in the future, we would be directly impacted by such schedules. In addition, there is no guarantee that Medicare, state Medicaid programs, or commercial third party payors will continue to cover teleradiology services. Any reduction or elimination in coverage for our services could substantially impact our business.

Our business could be materially affected if a U.S. Department of Health & Human Services Office of Inspector General study results in a recommendation that Medicare only pay for reads performed contemporaneously in an emergency room setting.

In its Fiscal Year 2004 Work Plan, the U.S. Department of Health & Human Services Office of Inspector General, or HHS-OIG, indicated that it would conduct a study and issue a report assessing the appropriateness of Medicare billings for diagnostic tests performed in hospital emergency rooms. Part of the assessment will include a determination as to whether the tests were read contemporaneously with the patient’s treatment. It is possible that, in the final report, the HHS-OIG could recommend to CMS that it change its reimbursement rules to clearly indicate that CMS will only pay for reads performed contemporaneously with a patient’s treatment by a physician located within the United States. If CMS were to adopt this recommendation, final reads would no longer be eligible for reimbursement if performed by a physician other than the one who performed the preliminary read. In turn, if our customers were no longer able to be reimbursed for certain final reads, our customers may seek alternative arrangements for the performance of their preliminary reads, which could adversely impact our business.

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

We may experience these difficulties as we integrate the operations of future companies we acquire with our operations.

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

We have historically focused our business on providing emergency radiology services during the hours of 5:00 p.m. to 8:00 a.m. and 24-hours per day on weekends and holidays. In the first half of 2006, we expanded our hours of service to 24 hours per day, seven days a week and began offering final and subspecialty services to enhance our service offerings to our customers. However, our efforts to provide these final and subspecialty services, or any other markets beyond our current services offerings, may not result in significant revenue growth for us. In addition, efforts to expand our services into these new markets may divert management resources from existing operations and require us to commit significant financial resources to an unproven business. For example, to support these service offerings, we anticipate opening centralized reading centers in the United States, similar to our facilities in Sydney, Australia and Zurich, Switzerland. These additional service offerings may be resisted by our radiology group customers, which in each case may harm our business and operating results or impair our growth.

If we fail to implement and maintain an effective system of internal controls, we may not be able to report our financial results in an accurate or timely manner, prevent fraud or comply with Section 404 of the Sarbanes-Oxley Act of 2002, which may harm our business and affect the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports in a timely manner and to prevent fraud. As a private company, we have had limited accounting personnel and other resources with which to design and implement our internal controls and procedures. As a result, in their audit of our fiscal 2004 financial statements, our auditors identified in their report to our audit committee material weaknesses relating to the adequacy and competency of our financial reporting personnel. Following receipt of our auditor’s report, we consulted with our audit committee and undertook remedial steps to address these deficiencies, including hiring additional staff and training our new and existing staff. Although our auditors did not identify material weaknesses in our internal controls in connection with their audit of our financial statements as of and for the year ended December 31, 2005, we cannot assure you that we will maintain an effective system of internal controls in the future. Beginning with our annual report on Form 10-K for our fiscal year ending December 31, 2007, we will be required to comply with the requirement of Section 404 of the Sarbanes-Oxley Act of 2002 to include in each of our annual reports an assessment by our management of the effectiveness of our internal controls over financial reporting and a report of our independent registered public accounting firm addressing these assessments. If we fail to adequately staff our accounting and finance function to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or fail to maintain adequate internal controls, any resulting material weakness in internal controls could prevent our management from concluding the internal controls are effective and impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements in a timely manner or prevent fraud may negatively affect the trading price of our stock or result in stockholder litigation.

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

Changes in the governmental interpretation or enforcement of the federal prohibition on physician self-referral my adversely affect our business, financial conditions or operations.

The federal “Stark Law” prohibits a physician from referring Medicare or Medicaid patients for the provision of designated health services by an entity in which the physician has an investment interest or with which the physician has entered into a compensation arrangement. “Designated health services” include both the professional and technical components of diagnostic tests using X-rays, ultrasound or other imaging services, CT, MRI, radiation therapy and diagnostic mammography services. Violation of the Stark Law may result in substantial civil penalties and/or exclusion from participation in federal health care programs for both the referring physicians and any entities that submit technical and/or professional component claims for any diagnostic tests ordered by those referring physicians. We believe that we have structured our arrangements between our affiliated radiologists and our customers in a manner that complies with applicable law. However, this law could be interpreted in a manner inconsistent with our arrangements.

The trading price of our common stock has been volatile and will likely remain volatile.

The trading prices of many newly publicly-traded companies are highly volatile, particularly companies such as ours that have limited operating histories. Since our initial public offering in February 2006, the trading price of our common stock has been subject to wide fluctuations. Factors that will continue to affect the trading price of our common stock include:

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

Our executive officers, directors, current five percent or greater stockholders and affiliated entities collectively own a relatively large percentage of the outstanding shares of our common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time,

•	provide that directors may only be removed “for cause,”

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt,

•	eliminate the ability of our stockholders to call special meetings of stockholders,

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders,

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws, and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

ITEM 6.	Exhibits

Exhibit Number	Description

10.23*	Building Lease, dated May 12, 2006, between Nighthawk Radiology Services, LLC and WT 215 North Water, LLC for property in Milwaukee, Wisconsin.

10.24**	Letter Agreement, dated May 24, 2006, between NightHawk Radiology Holdings, Inc. and Ernest Ludy.

10.25**	Board Advisor Agreement, dated June 23, 2006, between NightHawk Radiology Holdings, Inc. and William G. Bradley, M.D.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to NightHawk Radiology Holdings, Inc. current report of Form 8-K filed on May 15, 2006.
**	Incorporated by reference to NightHawk Radiology Holdings, Inc. current report of Form 8-K filed on June 26, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

Date: October 23, 2006	By:	/s/ CHRISTOPHER R. HUBER
Christopher R. Huber Vice President of Operations and Chief Financial Officer