Form 10-K
period 2006-12-31
NightHawk Radiology Holdings Inc
filed 2007-03-06
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-51786

NightHawk Radiology Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0722777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 Northwest Boulevard, #202, Coeur d’Alene, Idaho	83814
(Address of principal executive offices)	(Zip code)

(208) 676-8321

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant outstanding as of February 16, 2007, was $454 million. As of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the Registrant was $197 million. Shares of voting stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2007, 29,946,925 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.	The Registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 8, 2007 to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2006, portions of which are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

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

ITEM 1.	Business

Overview

We believe that we are the leading provider of radiology services to radiology groups and hospitals across the United States. Our team of American Board of Radiology-certified, U.S. state-licensed and hospital-privileged radiologists uses our proprietary workflow technology to provide radiological interpretations, or reads, remotely to our customers in the United States. The reads that we provide consist primarily of off-hours preliminary reads, but also include final and subspecialty interpretations. The preliminary reads we provide are conducted primarily from our centralized reading facilities located in Sydney, Australia and Zurich, Switzerland. By locating our affiliated radiologists in Australia and Switzerland, we can provide off-hours reads to our customers in the United States during our radiologists’ local daylight hours while providing our physicians with the ability to work during the day time in a pleasant environment with dedicated support teams. The final and subspecialty reads we provide our customers are conducted by our affiliated radiologists throughout the United States. In 2007, we anticipate opening centralized reading facilities in San Francisco, California and Austin, Texas from which these final and subspecialty reads can be provided.

Nighthawk Radiology Services, LLC, which is a wholly-owned subsidiary of NightHawk Radiology Holdings, Inc., was formed in Coeur d’Alene, Idaho in 2001 as an Idaho limited liability company and is currently the entity through which we conduct our principal operations. In March 2004, NightHawk Radiology Holdings, Inc. was formed to facilitate a recapitalization of Nighthawk Radiology Services, LLC.

As of December 31, 2006, our affiliated radiologists provided services to 551 customers serving 1,008 hospitals, or approximately 18% of all hospitals in the United States. Most of these customers do not currently contract for all of the services that we are able to provide. Based on a 2003 survey conducted by the American College of Radiology which estimated the total number of annual reads performed in the United States during all time periods, we believe that we are the leading provider of reads during off-hours periods. Since our first full year of operations, we have experienced significant revenue growth, from $4.7 million in 2002 to $92.2 million in 2006.

The U.S. healthcare market is experiencing a substantial increase in the development and use of diagnostic imaging technologies and procedures. This increase is driven by an aging population, advances in diagnostic imaging technologies, the growing availability of imaging equipment in hospitals and clinics and more frequent physician referrals for diagnostic imaging procedures. According to Frost & Sullivan, digital diagnostic image procedure volume is expected to continue to grow 15% annually to over 500 million procedures per year by 2009. Additionally, advances in digital technology now allow for the transmission of radiological images in a high quality, standardized, cost-effective and encrypted format, which permits radiologists to perform a read remotely.

While the volume of diagnostic imaging procedures is expected to grow 15% annually, the number of practicing radiologists is expected to increase by less than 2% annually, according to the American Journal of Roentgenology. This relatively slow growth in radiologists, which is due, in part, to the retirement of existing radiologists and the limited number of positions in accredited radiology residency programs, is expected to exacerbate the radiologist shortage that currently exists. The challenges associated with this shortage and the growing volume of imaging procedures are further compounded by the fact that radiology groups are required to provide their hospital customers with services 24 hours per day, seven days a week, in order to accommodate the growing number of off-hour procedures. Consequently, radiology practice groups and hospitals have begun to seek supplemental services to assist their own radiology staffs with both day and night coverage.

We help our customers manage these challenges by providing an attractive way to increase their productivity and efficiency and improve their quality of life, without sacrificing the quality of patient care. We assist our customers by providing them with access to highly-qualified subspecialty-trained radiologists to perform reads, day or night. Our services include both preliminary reads, which are performed for emergent care purposes, and final and subspecialty reads, which are performed for both emergent and non-emergent care purposes. Our ability to provide coverage 24 hours per day supports our customers when their workloads during the day require further assistance and relieves the burden of performing reads overnight, and during holidays, weekends and other difficult-to-staff times. We believe this allows our customers to provide seamless patient care and to better attract and retain radiologists in their practices.

The substantial majority of the reads that we currently provide are preliminary reads from images generated from hospital emergency departments. These reads are used by the treating physician to determine whether any immediate action is required in response to symptoms being presented by a patient. Typically, the preliminary diagnosis is followed the next morning by a more exhaustive final read performed by a local radiologist affiliated with our customer. Because third-party payors and patients pay only for the final reads performed by our customers and not the preliminary reads that we provide, our services related to these preliminary reads do not result in any incremental costs to third-party payors or patients nor are we currently dependent on payments by them for these reads. All of our customers are located in the United States and, as a result, all of our service revenue to date has been generated from the United States.

In 2006, we began providing our customers with the ability to receive final and subspecialty interpretations in addition to the preliminary reads we have historically provided. This service offering is in response to the needs of our radiology group customers as the growth in imaging continues to put increasing demands on radiologists, requiring radiology groups to work longer hours and/or hire additional radiologists. By offering final and subspecialty read capabilities we can reduce this burden as well as provide our customers with access to our highly-qualified subspecialty-trained radiologists which can help improve the quality of care for our customers’ patients and serve as a valuable resource for our customers.

Also in 2006, we introduced and closed our first sale of TALON, our customer workflow solution. TALON is an internally developed technology platform used by our affiliated radiologists that, along with ongoing IT, quality control and support services we provide, streamlines management of many of the administrative burdens associated with the practice of radiology which, in turn, permits radiologists to focus on the productivity of their practice. By implementing this solution, we believe that our customers can realize some of the same benefits of improved efficiency that we have established in our operations.

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

Due to significant advances in imaging quality and technology, diagnostic imaging procedures are becoming increasingly essential components of the practice of medicine in most medical centers and hospitals. The non-invasive nature of most diagnostic imaging procedures, combined with faster digital processing capabilities and rapid broadband connectivity that allows for the transmission of images to radiology experts, has made the performance of these procedures in the emergency room and in other treatment venues more appealing and practical. As a result, physicians are relying more heavily on imaging procedures and radiological interpretations provided by radiologists as a standard of care to aid in patient care management decisions, resulting in continuing growth in the volume of radiological procedures performed. According to Frost & Sullivan, digital diagnostic image procedure volume is expected to continue to grow 15% annually to over 500 million procedures by 2009.

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

Advances in diagnostic imaging technologies.    Advances in diagnostic imaging technologies and techniques have resulted in higher quality images, which facilitate the diagnosis of a wide variety of diseases, conditions and injuries quickly and accurately without exploratory surgery or other invasive procedures that are typically more expensive and result in higher risk and rehabilitation time to the patient. New imaging technologies and techniques have also permitted radiologists to make additional diagnoses not previously possible and have resulted in broader applications for diagnostic imaging technologies.

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

Our Solution

We believe we are the leading provider of radiology services to radiology groups and hospitals across the United States. Our team of American Board of Radiology-certified, U.S. state-licensed and hospital-privileged radiologists provides radiological interpretations to our customers in the United States primarily from our reading facilities located in Sydney, Australia, Zurich, Switzerland and the United States.

Key benefits of our solution to radiologists, hospitals and patients include:

•

Improved efficiency and quality of life for our customers.    By using our off-hours, finals and workflow solutions, we believe that our radiology group customers can improve their efficiency. Additionally, by reducing a radiologist’s off-hours coverage commitments, we believe that our customers can more effectively recruit and retain highly-qualified radiologists in a competitive job market where such commitments often result in lower job satisfaction.

•

Enhanced patient care.    By providing our customers with access 24 hours per day, seven days a week to highly-qualified subspecialty-trained radiologists to perform reads, we believe that our solutions provide our customers an attractive and economical way to improve service levels, increase the effectiveness of their work environment and enhance the quality of patient care. Additionally, with the improvements in image routing technology and access to broadband connectivity, our services can be efficiently delivered to patients in underserved or rural communities, which are often challenged in recruiting radiologists to practice in their locales, thereby improving the quality of patient care in those communities.

•

Highly-qualified radiologists.    Our affiliated radiologists are American Board of Radiology-certified in the United States and have received their medical training at some of the most respected medical schools in the United States. These radiologists include former chief residents and fellows from Cornell University, Harvard University, New York University, Northwestern University, the University of Pennsylvania, Stanford University and Vanderbilt University. In recognition of the expertise that our affiliated radiologists have developed in emergency radiology, Harvard’s Brigham & Women’s Hospital has established a program that places their emergency radiology fellows in our Sydney facility in order to train with our affiliated radiologists.

•

Efficient delivery of services.    We have developed proprietary workflow technology that is designed to distribute radiological images and data to the appropriately licensed and privileged radiologist best able to provide the radiological interpretation, including a determination of applicable subspecialty training, in the least amount of turnaround time. As a result of this technology, together with the support provided by our administrative professionals, our affiliated radiologists can better focus on the interpretation of radiological images without the burden of dedicating valuable time to administrative matters, resulting in more efficient delivery of our services to our customers and their patients.

•

Centralized reading facilities.    We deliver our solution primarily from centralized reading facilities located in Sydney, Australia and Zurich, Switzerland. We anticipate opening centralized facilities in San Francisco, California and Austin, Texas during 2007 from which final reads and cardiac imaging services can be provided. By utilizing a centralized approach to the provision of radiology services, we believe that we are able to enhance the quality, efficiency and reliability of the services that we provide to our customers in the following ways:

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

Key benefits of our business model include:

•

First-mover advantage.    Our early entry into the emerging field of off-hours teleradiology services has permitted us to become well-established with our customers and to establish a brand that we believe has become synonymous with off-hours radiology coverage. As a consequence of the relationships that we have developed with our customers, the current shortage of radiologists, and the burdens associated with licensing and privileging radiologists for a multi-state, multi-hospital practice, we believe that we can leverage our current market position to effectively compete with existing and future market entrants providing preliminary off-hour reads or final reads.

•

Strong customer retention.    Since our formation in 2001, we have secured approximately 418 radiology groups and 133 hospitals as customers. Our customer contracts typically have one-year terms that automatically renew each successive year unless terminated by the customer or by us. Since our inception, more than 96% of our contracts up for renewal have been renewed. We believe that our outstanding customer retention rate confirms the economic and other benefits that our solution provides to our customers and their patients.

•

Recruitment and retention of radiologists by us.    We have been able in the past, and believe that we will continue to be able in the future, to recruit and retain radiologists as necessary to meet increasing demand for our services and the growth of our business. We believe that our success in recruiting and retaining radiologists in a competitive labor market is largely a result of our ability to provide our affiliated radiologists with flexible schedules that permit them to avoid nighttime work and our competitive compensation packages. In addition, we have strategically located our primary reading facilities in Sydney and Zurich in an effort to provide opportunities for radiologists to work during the daytime in attractive, cosmopolitan cities.

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

•

Licensing and privileging expertise.    All of our affiliated radiologists have the necessary licenses and privileges to read the images that are delivered to them, and we have developed a staff of more than 38 full-time professionals dedicated to obtaining and renewing the necessary licenses and privileges. We are accredited by the Joint Commission on the Accreditation of Healthcare Organizations, or JCAHO, which permits our customers’ hospitals, to the extent that they are also JCAHO-accredited, to rely on our internal privileging processes for our affiliated radiologists. This enables us to streamline a privileging process that otherwise can vary significantly among hospitals and to reduce the time required to launch services to a new customer. Our affiliated radiologists are licensed to practice medicine in an average of 37 states and have been granted privileges at an average of 514 hospitals.

Our Strategy

Our objective is to expand on our position as the leading provider of radiology services to radiology groups across the United States. We believe that we have a strong brand and that we have established a position as a leading innovator and thought-leader in the radiology services industry. We intend to capitalize on our brand and reputation to facilitate greater acceptance and expansion of teleradiology services while at the same time improving the overall quality of patient care. Key elements of our strategy include:

•

Target new customers with expanded sales and marketing efforts.    We intend to increase our customer base through a combination of sales and marketing initiatives, continued focus on customer service and the provision of services and technologies that meet our customers’ needs. We have 18 direct sales professionals that we employ in order to continue to aggressively target radiology groups of all sizes as well as governmental and military establishments.

•

Continue to enhance our service offerings.    Beginning in 2006, we began expanding our service offerings beyond off-hours emergency services. These services include the provision of final interpretations, cardiac imaging solutions, as well as subspecialty services for modalities and applications that present significant challenges to our customers and that often require interpretation by fellowship-trained radiologists. By implementing our centralized approach in the United States, we believe we will be able to extend the advantages of our teleradiology solution to our radiology group customers 24-hours per day, seven days a week, to assist them in all aspects of their practices. We believe our current customer base of 1,008 hospitals will provide us with an opportunity to grow these new businesses.

•

Pursue strategic acquisitions.    We regularly consider, and intend to continue to pursue, strategic acquisitions that are complementary to our business or offer us other strategic benefits, such as broadening our service offerings, expanding our technology platform or strengthening our position in existing markets. For example, since our inception we have acquired three teleradiology companies, including DayHawk Radiology Services, LLC, American Teleradiology Nighthawks, Inc. and, more recently, Teleradiology Diagnostic Service, Inc.

•

Develop markets for our data and technology solutions.    In 2006, we introduced and closed our first sale of TALON, our customer workflow solution. TALON is an internally developed technology platform used by our affiliated radiologists which, along with the ongoing IT, quality control and support services we provide, streamlines many of the administrative burdens associated with the practice of radiology which, in turn, permits radiologists to focus more on the productivity of their practice. In addition, we are exploring the development and commercialization of data solutions that may be of value to our customers.

Operations

Service Offerings.    We currently offer our comprehensive suite of radiology services, including our off-hours preliminary reads, final reads and subspecialty services, to our customers 24-hours per day, seven days a week, including weekends and holidays. The off-hours preliminary services that we provide are conducted by our affiliated radiologists primarily from our centralized reading facilities located in Australia and Switzerland where, due to geographic time differences, they are working during daylight hours. By locating affiliated radiologists in Australia and Switzerland, we can provide off-hours reads in the United States during local daylight hours at our reading facilities.

In addition to preliminary reads, we provide our customers with final reads, cardiac imaging solutions and subspecialty services. Because final reads must be performed from within the United States to be eligible for reimbursement under Medicare and Medicaid, the final reads we provide are currently conducted by our affiliated radiologists from their homes or home offices throughout the United States. In 2007, we anticipate opening centralized facilities in San Francisco, California and Austin, Texas, from which our final reads and cardiac imaging solutions can be provided.

Affiliated radiologists.    As of December 31, 2006, we had 62 affiliated radiologists who were providing services for us. We structure our relationships with our affiliated radiologists in a manner that we believe results in an independent contractor relationship, and we have no control over the radiological services or interpretations rendered by the radiologists or their independent judgment concerning the practice of medicine. We typically enter into two- or three-year professional services contracts with our affiliated radiologists. The contracts typically provide that we will make available a minimum number of hours that the radiologists can work per year and allow the radiologist to specify from which of our reading facilities the radiologist will work. Our contracts also typically provide that the radiologist may perform some work from the radiologist’s home in the United States. In each case, the contract is structured so that the radiologist has significant flexibility and control of the radiologist’s work schedule. We believe that our affiliated radiologists consider this flexibility an attractive and unique aspect of their relationship with us.

Our goal is to recruit the best radiologists in the United States and to afford them the opportunity to re-locate and work in one of our centralized reading facilities. Our current affiliated radiologists include former chief residents and fellows from Cornell University, Harvard University, New York University, Northwestern University, the University of Pennsylvania, Stanford University and Vanderbilt University. By locating our primary reading facilities in Sydney and Zurich, we believe that we are able to provide opportunities for radiologists to work during the daytime in attractive, cosmopolitan cities. In addition, by utilizing a centralized approach, we offer radiologists the opportunity to work together and collaborate in a professional atmosphere intended to enhance their job satisfaction.

Our affiliated radiologists are required to hold a current license in good standing to practice medicine in each of the states from which they receive radiological images. In addition, our affiliated radiologists are required to have been granted privileges at each hospital from which those images originate. Due to these requirements, and because we were serving more 1,008 hospitals as of December 31, 2006, our affiliated radiologists are licensed to practice medicine in an average of 37 states and have been granted privileges at an average of 514 hospitals.

Network and workflow.    We deliver our service solutions through a workflow process that utilizes public network infrastructures, virtual private networks, on-site servers, and proprietary workflow technologies. Our network has been designed to be secure, scalable, efficient and redundant. The following is a description of our workflow process:

•

Requisition of interpretations.    When a radiological procedure is performed on a patient, the radiology technologist at the hospital will order an interpretation by either faxing a requisition to our toll-free telephone number or sending the requisition electronically utilizing our software. The information faxed or sent electronically contains basic patient and procedural information and relevant clinical data. Upon completion of the procedure, the technologist transfers the images to us via an established virtual private network, or VPN. Upon receipt of the requisition order and images, one of our designated quality-control professionals sends a digital confirmation of the receipt of the images and order to the technologist at the hospital.

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

We have designed our networks, server infrastructure, and workflow technologies to be efficient and redundant. In the event of a network or server failure, the originating hospital delivers the images and data set to an assigned radiologist from our radiology group customer. As a result, our processes are intended to ensure that a radiologist is always available to perform the necessary services for the hospital and the patient.

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

•

Quality-assurance processes.    We employ quality-assurance professionals whose primary responsibility is to serve as liaisons to our customers. Our quality-assurance professionals also process any feedback from our customers on any discrepancies between the preliminary reads by our affiliated radiologists and the final reads by our customers’ radiologists.

Licensing and Privileging

For each hospital from which an affiliated radiologist receives radiological images, the affiliated radiologist must hold a current license in good standing to practice medicine in the state in which the hospital is located and must have been granted privileges to practice at that particular hospital. As a result, and because we were providing services to 1,008 hospitals as of December 31, 2006, we have licensed each of our affiliated radiologists in an average of 37 states and have privileged each of our affiliated radiologists at an average of 514 hospitals. By ensuring that our affiliated radiologists are licensed and privileged at many of our hospital sites, we design redundancy into our solution in order to minimize or eliminate the periods of time during which we do not have an affiliated radiologist available to provide services to a particular hospital.

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

Software development.    We focus our research and development efforts on improving and enhancing our existing workflow solutions as well as on developing new solutions to enable us to more efficiently and effectively deliver our services to our customers. For instance, in 2006, we introduced and closed our first sale of TALON, our customer workflow solution. TALON is an internally developed technology platform used by our affiliated radiologists which, along with ongoing IT, quality control and support services we provide, streamlines many of the administrative burdens associated with the practice of radiology which, in turn, permits radiologists to focus more on the productivity of their practice. These proprietary workflow solutions were developed by software engineers located in our Sydney, Australia and Milwaukee, Wisconsin offices.

Customers

Since our formation in 2001, we have secured approximately 418 radiology groups and 133 hospitals as customers serving 1,008 hospitals. Our customer contracts typically have a one-year term that automatically renews for each successive year unless terminated by the customer or by us. Since our inception, more than 96% of our contracts that have been up for renewal have been renewed. We believe that our customer retention rate confirms the benefits that our solution provides to our customers. We do not have any one customer that represents more than 2% of our annual revenue.

Sales and Marketing

Sales.    We sell our services primarily through our direct sales force comprised of 18 telesales and field sales personnel who are organized by geographic regions in the United States. Our sales professionals focus their efforts on radiology groups of all sizes in addition to imaging centers and, in some cases, hospitals. In addition, we have experienced in the past, and expect to experience in the future, the acquisition of new customers as a result of communications among radiology groups. We do not pay any fees or discounts associated with customers who generate new customer leads for us.

Marketing.    Our marketing objectives are to generate qualified sales leads, build our brand and raise awareness of NightHawk as the leading provider of radiology services to radiology groups across the United States.

Our principal marketing initiatives include:

•	direct mail campaigns,

•	participation in, and sponsorship of, radiology conferences and trade shows, and

•	using our website to provide service and company information.

Competition

The market for radiology services is highly competitive, rapidly evolving and fragmented, and subject to changing technology and market dynamics. Our primary competitors include both large and small scale service providers, some of which have only a local or regional presence while others have a more national presence.

We believe the principal competitive factors in our market include:

•	quality of the service provided,

•	turnaround time required to complete and return interpretations,

•	price of services,

•	reputation of service provider,

•	number of states and hospitals in which radiologists are licensed and privileged,

•	market acceptance by radiology groups and hospitals,

•	quality and reliability of service-provider technology and workflow infrastructure,

•	quality of customer support,

•	sales and marketing capabilities of the service provider, and

•	financial stability of the service provider.

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

Government Regulation and Supervision

General.    The healthcare industry is highly regulated. Our ability to operate profitably will depend in part upon the ability of us, our affiliated radiologists, and our customers and their radiologists to obtain and maintain all necessary licenses and other approvals and operate in compliance with applicable healthcare regulations. We believe that healthcare regulations will continue to change. Therefore, we monitor developments in healthcare law and are likely to be required to modify our operations from time to time as the business and regulatory environment changes. Although we believe that we are operating in compliance with applicable federal and state laws, neither our current nor anticipated business operations have been the subject of judicial or regulatory interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

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

Health Insurance Portability and Accountability Act of 1996.    HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with individuals or entities that have been excluded from participation in the Medicare or Medicaid programs. We perform background checks on our affiliated radiologists, and do not believe that we employ or contract with any excluded individuals or entities. However, a finding that we have violated this provision of HIPAA could have a material adverse effect on our business and financial condition.

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

Federal Deficit Reduction Act of 2005.    The Federal Deficit Reduction Act of 2005, or the DRA, requires that medical providers receiving more than $5,000,000 in annual Medicaid payments from a specific state must establish certain written policies to be disseminated to that provider’s employees, contractors and agents. The written policies required by the DRA include information about the Federal False Claims Act, administrative remedies under the Program Fraud Civil Remedies Act, state and local laws regarding false claims for those localities in which the practice operates, and the protections given to whistleblowers under such laws. We believe that we are not currently subject to the informational and educational mandates of the DRA because we do not now receive more than the requisite amount of Medicaid payments from any state.

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

Employees and Independent Contractors

As of December 31, 2006, we had 223 employees. In addition, as of December 31, 2006, we had 62 affiliated radiologists who provide services to our customers. None of our employees is represented by a labor union. We consider our relationships with our employees and independent contractors to be good.

Website

Our website address is www.nighthawkrad.net and can be used to access, free of charge, through the investor relations category, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The information on our website is not incorporated as a part of this annual report. The public can also obtain copies of these reports by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov.

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

We have a short operating history in an emerging market. As a result, our current business and future prospects are difficult to evaluate. You must consider our business and prospects in light of the risks and difficulties we encounter as an early-stage company in a rapidly evolving market. Some of these risks relate to our potential inability to:

•	effectively manage our business and technology,

•	develop new services that complement our existing business,

•	acquire additional customers,

•	successfully provide high levels of service quality as we expand the scale of our business,

•	manage rapid growth in personnel and operations,

•	effectively manage our medical liability risk,

•

market our services to our customers due to regulatory rules governing reassignment of payments, which could affect our customers’ ability to collect fees for services provided by our affiliated radiologists, and

•	recruit and retain radiologists and other key personnel.

We may not be able to successfully address these and the other risks described in this report. Failure to adequately do so would harm our business and cause our operating results to suffer. Furthermore, our limited operating history has resulted in revenue growth rates that we may not be able to sustain, and therefore may not be indicative of our future results of operations. As a result, the price of our common stock could decline.

The market in which we participate is competitive and we expect competition to increase in the future, which will make it more difficult for us to sell our services and may result in pricing pressure, reduced revenue and reduced market share.

The market for teleradiology is competitive and rapidly changing, barriers to entry are relatively low, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors offer their services at a lower price, which has resulted and will continue to result in pricing pressure. If we are unable to maintain our current pricing, our operating results could be negatively impacted. In addition, pricing pressures and increased competition could result in reduced revenue, reduced profits or the failure of our service to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

We have historically focused our business on providing emergency radiology services during the hours of 5:00 p.m. to 8:00 a.m. and 24-hours per day on weekends and holidays. In 2006, we expanded our hours of service to 24-hours per day, seven days a week and began offering final reads and subspecialty services, including cardiac imaging services, to enhance our service offerings to our customers. However, our efforts to provide these final reads and subspecialty services, or any other markets beyond our current services offerings, may not result in significant revenue growth for us. In addition, efforts to expand our services into these new markets may divert management resources from existing operations and require us to commit significant financial resources to an unproven business. To support these service offerings, we anticipate opening two additional centralized reading centers in San Francisco, California and Austin, Texas, similar to our facilities in Sydney, Australia and Zurich, Switzerland. If we are unable to effectively and profitably expand our offerings in these areas, our business, financial condition and results of operations could be adversely affected.

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

A key element of our strategy is to pursue strategic acquisitions that are complementary to our business or offer us other strategic benefits. Acquisitions in which we may engage involve numerous risks, including:

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

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. Including the recently-closed acquisition of Teleradiology Diagnostic Service, Inc., we have made three acquisitions to date, and our management has limited experience in completing acquisitions and integrating acquired businesses with our operations. If we fail to properly evaluate and execute acquisitions, our business and prospects may be harmed.

Our growth strategy depends on our ability to recruit and retain qualified radiologists and other skilled personnel. If we are unable to do so, our future growth would be limited and our business and operating results would be harmed.

Our success is dependent upon our continuing ability to recruit and retain qualified radiologists. An inability to recruit and retain radiologists would have a material adverse effect on our ability to grow and would adversely affect our results of operations. We face competition for radiologists from other healthcare providers, including radiology groups, research and academic institutions, government entities and other organizations. In addition, our affiliated radiologists are typically U.S. citizens who must obtain visas to work in Australia or Switzerland. We have worked with the government of Australia to establish a visa program and have assisted our affiliated radiologists in the visa application process with the government of Switzerland, and to date all of our professionals have successfully obtained work visas in a timely manner. However, any future inability to obtain or difficulty in obtaining work visas for our affiliated radiologists, due to changing immigration regulations or otherwise, would jeopardize our business and harm our results.

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

Our business entails the risk of medical liability claims against our affiliated radiologists and us. We or our affiliated radiologists are subject to ongoing medical liability claims in the ordinary course of business. In the past, we have been subject to a medical liability claim for which a settlement was paid by our insurance carrier and we are likely to be subject to future claims which will involve payment or settlement. Although we maintain medical liability insurance for ourselves and our affiliated radiologists with coverage that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards which exceed the limits of our insurance coverage. In addition, medical liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services to include final and subspecialty reads and cardiac imaging services. As a result, adequate medical liability insurance may not be available to our affiliated radiologists or us in the future at acceptable costs or at all.

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

We have also assumed and succeeded to substantially all of the obligations of the businesses that we have acquired. Medical liability claims may be asserted against us for events that occurred prior to these acquisitions. In connection with our acquisitions, the sellers of the businesses that we have acquired have agreed to indemnify us for certain claims. However, we may not be able to collect payment under these indemnity agreements, which could affect us adversely.

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

Future changes in healthcare regulation are difficult to predict and may constrain or require us to restructure our operations, which could negatively impact our business and operating results.

The healthcare industry is heavily regulated and subject to frequent changes in governing laws and regulations as well as to evolving administrative interpretations. Our business could be adversely affected by regulatory changes at the federal or state level that impose new requirements for licensing, new restrictions on reimbursement for medical services by government programs, new pretreatment certification requirements for patients seeking radiology procedures, or new limitations on services that can be performed by us. In addition, federal, state and local legislative bodies have adopted and continue to consider medical cost-containment legislation and regulations that have restricted or may restrict reimbursement to entities providing services in the healthcare industry and referrals by physicians to entities in which the physicians have a direct or indirect financial interest or other relationship. For example, Medicare recently adopted a regulation that limits the technical component of the reimbursement for multiple diagnostic tests performed during a single session at medical facilities other than hospitals. Any of these or future reimbursement regulations or policies could limit the number of diagnostic tests our customers order and could have a material adverse effect on our business.

Although we monitor legal and regulatory developments and modify our operations from time to time as the regulatory environment changes, we may not be able to adapt our operations to address every new regulation, and such regulations may adversely affect our business. In addition, although we believe that we are operating in compliance with applicable federal and state laws, our business operations have not been scrutinized or assessed by judicial or regulatory agencies. We cannot assure you that a review of our business by courts or regulatory authorities would not result in a determination that adversely affects our operations or that the healthcare regulatory environment will not change in a way that will restrict our operations.

Our growth and our continued operations as a publicly-traded company could strain our personnel, management and infrastructure resources, which may harm our business.

We are currently experiencing a period of rapid growth in our headcount and operations, including, in particular, the opening of our first U.S.-based centralized facilities in the first quarter of 2007, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We also anticipate that further growth will be required to address increases in the scope of our operations and size of our customer base. Our success will depend in part upon the ability of our current senior management team to manage this growth, as well as to manage our operations as a publicly-traded company effectively.

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

We have experienced increased demand for and revenues from our services during the second and third fiscal quarters of each year. We believe that these increases are a result of increased outdoor and transportation activities during summer months. During the first and fourth quarters of each fiscal year, when weather conditions are colder for a large portion of the United States, we have historically experienced relatively lower revenues than those experienced during the second and third quarters. We may continue to experience this or other seasonality in the future. These seasonal factors may lead to unpredictable variations in our quarterly operating results and cause the trading price of our common stock to decline. Additionally, our ability to schedule adequate radiologist coverage during the seasonal period of increased demand for our services may affect our ability to provide faster turnaround times in our services to clients.

Interruptions or delays in our information systems or in network or related services provided by third-party suppliers could impair the delivery of our services and harm our business.

Our operations depend on the uninterrupted performance of our information systems, which are substantially dependent on systems provided by third parties over which we have little control. Failure to maintain reliable information systems, or disruptions in our information systems could cause disruptions and delays in our business operations which could have a material adverse effect on our business, financial condition and results of operations.

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

The majority of our customers are radiology practices. These customers, and not us, bill and receive payments from Medicare and/or Medicaid for the final and subspecialty reads provided by our affiliated radiologists. Medicare and Medicaid generally prohibit a physician who performs a covered medical service from “reassigning” to anyone else (including to other physicians) the performing physician’s right to receive payment directly from Medicare or Medicaid, except in certain circumstances. We believe that the final and subspecialty reads provided by our affiliated radiologists satisfy one or more of the exceptions to this prohibition, but the various Medicare carriers and state Medicaid authorities may interpret these exceptions differently than we do. Because Medicare and Medicaid payments may comprise a significant portion of the total payments received by our customers for the services of our affiliated radiologists, if it were determined that we do not qualify for an exception, our customers could be prohibited from billing Medicare and/or Medicaid for the services of our affiliated radiologists and this would cause a material adverse effect on our ability to market our services and on our business and results of operations. Future laws or regulations, moreover, may require that we bill Medicare or Medicaid directly for the services we provide to our customers. Should this occur, we would either be required to forgo business with such customers or be required to design, develop and implement an appropriate recordkeeping and billing system to bill Medicare and Medicaid.

Changes in the rules and regulations governing Medicare’s and Medicaid’s payment for medical services could affect our revenues, particularly with respect to final reads.

Although most reads we provide are preliminary reads rather than final reads, we are providing an increasing number of final and subspecialty reads cardiac imaging services. Cost-containment pressures on Medicare and Medicaid could result in a reduction in the amount that the government will pay for these reads, which could cause pricing pressure on our services. Should that occur, we could be required to lower our prices, or our customers could elect to provide the reads themselves or obtain such services from one of our competitors, and not utilize the services of our affiliated radiologists, which would have a material adverse effect on our business, results of operations and financial condition.

We may be subject to less favorable levels of payment based upon third party payor fee schedules.

Many patients are covered by some form of private or government health insurance or other third party payment program. Third party payors generally establish fee schedules or other payment authorization methods for various procedures that govern which procedures will be reimbursed by the third party payors and the amount of reimbursement. To the extent that such schedules impact the rates at which third party payors are willing to pay the healthcare providers with whom we contract to provide imaging services, we are indirectly impacted by such fee schedules. However, if we were to negotiate direct payment arrangements with third party payors in the future, we would be directly impacted by such schedules. In addition, there is no guarantee that Medicare, state Medicaid programs, or commercial third party payors will continue to cover teleradiology services. Any reduction or elimination in coverage for our services could adversely impact our business.

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

Changes in the healthcare industry directed at controlling healthcare costs and perceived over-utilization of diagnostic radiology procedures could reduce the volume of radiological procedures performed. For example, in an effort to contain increasing imaging costs, some managed care organizations and private insurers are instituting pre-authorization policies which require physicians to pre-clear orders for diagnostic radiology procedures before those procedures can be performed. If pre-clearance protocols are broadly instituted throughout the healthcare industry, the volume of radiological procedures could decrease, resulting in pricing pressure and declining demand for our services. In addition, it is often alleged that many physicians order diagnostic procedures even when the procedures may have limited clinical utility in large part to establish a record for defense in the event of a medical liability claim. Changes in tort law could reduce the number of radiological procedures ordered for this purpose and therefore reduce the total number of radiological procedures performed each year, which could harm our operating results.

We may not have adequate intellectual property rights in our brand, which could limit our ability to enforce such rights.

Our success depends in part upon our ability to market our services under the “NightHawk” brand. However, we believe that the term “NightHawk” cannot be afforded trademark protection as it is a generic term used to describe the provision of off-hours radiology services. Other than “TALON” and “DayHawk,” we have not secured registrations of our other marks. Other businesses may have prior rights in the brand names that we market under or in similar names, which could limit or prevent our ability to use these marks, or to prevent others from using similar marks. If we are unable to prevent others from using our brand names, or if others prohibit us from using them, our revenue could be adversely affected. Even if we are able to protect our intellectual property rights in such brands, we could incur significant costs in doing so.

Any failure to protect our intellectual property rights in our workflow technology could impair its value and our competitive advantage.

We rely heavily on our proprietary workflow technology to distribute radiological images to the appropriately licensed and privileged radiologist best able to provide the necessary clinical insight in the least amount of turnaround time. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, and our business may be harmed. We currently do not hold any patents with respect to our technology. Although we have filed an application for a patent covering our workflow technology, we may be unable to obtain patent protection for this technology. In addition, any patents we may obtain may be challenged by third parties. Accordingly, despite our efforts, we may be unable to prevent third parties from using or misappropriating our intellectual property.

We may in the future become subject to intellectual property rights claims, which could harm our business and operating results.

The information technology industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. If a third party asserts that our technology violates that third-party’s proprietary rights, or if a court holds that our technology violates such rights, we may be required to re-engineer our technology, obtain licenses from third parties to continue using our technology without substantial re-engineering or remove the infringing functionality or feature. In addition, we may incur substantial costs defending any such claim. We may also become subject to damage awards, which could cause us to incur additional losses and harm our financial position.

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

Our success depends largely upon the continued services of our executive officers, particularly Dr. Paul Berger, our Chief Executive Officer and Chairman of the Board. The loss of Dr. Berger, Christopher R. Huber, our Chief Financial Officer, Jon D. Berger, our Vice President of Business Development, or Tim Mayleben, our Executive Vice President and Chief Operating Officer could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock. Each of these named executives is employed on an “at-will” basis. In addition, the search for replacements could be time consuming and could distract our management team from the day-to-day operations of our business.

If we fail to implement and maintain an effective system of internal controls, we may not be able to report our financial results in an accurate or timely manner, prevent fraud or comply with Section 404 of the Sarbanes-Oxley Act of 2002, which may harm our business and affect the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports in a timely manner and to prevent fraud. Historically, we have had limited accounting personnel and other resources with which to design and implement our internal controls and procedures. As a result, in their audit of our fiscal 2004 financial statements, our auditors identified in their report to our audit committee material weaknesses relating to the adequacy and competency of our financial reporting personnel. Following receipt of our auditor’s report, we consulted with our audit committee and undertook remedial steps to address these deficiencies, including hiring additional staff and training our new and existing staff. Although our auditors did not identify material weaknesses in our internal controls in connection with their audit of our financial statements as of and for the year ended December 31, 2006 or 2005, we cannot assure you that we will maintain an effective system of internal controls in the future. Beginning with our annual report on Form 10-K for our fiscal year ending December 31, 2007, we will be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 to include in each of our annual reports an assessment by our management of the effectiveness of our internal controls over financial reporting and a report of our independent registered public accounting firm addressing these assessments. If we fail to adequately staff and train our accounting and finance personnel to meet the demands of operating as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or fail to maintain adequate internal controls, any resulting material weakness in internal controls could prevent our management from concluding the internal controls are effective and impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements in a timely manner or prevent fraud may negatively affect the trading price of our stock or result in stockholder litigation.

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

Various federal and state laws govern financial arrangements among healthcare providers. The federal anti-kickback law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or with the purpose to induce, the referral of Medicare, Medicaid, or other federal healthcare program patients, or in return for, or with the purpose to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid, or other federal healthcare programs. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce the referral of patients in private as well as government programs. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from participating in federal or state healthcare programs. If we are excluded from federal or state healthcare programs, our customers who participate in those programs would not be permitted to continue doing business with us. We believe that we are operating in compliance with applicable law and believe that our arrangements with providers would not be found to violate the anti-kickback laws. However, these laws could be interpreted in a manner inconsistent with our operations.

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

Federal regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and regulations, including laws and regulations that govern our activities and the activities of teleradiologists. These increased enforcement activities may have a direct or indirect adverse affect on our business, financial condition and results of operations.

Additionally, some state statutes contain prohibitions similar to and possibly even more restrictive than the Federal False Claims Act. These state laws may also empower state administrators to adopt regulations restricting financial relationships or payment arrangements involving healthcare providers under which a person benefits financially by referring a patient to another person. We believe that we are operating in compliance with these laws. However, if we are found to have violated such laws, our business, results of operations and financial condition would be harmed.

Changes in the governmental interpretation or enforcement of the federal prohibition on physician self-referral may adversely affect our business, financial conditions or operations.

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

If our security measures are breached and unauthorized access is obtained to patient or customer data, we may face liabilities and our system may be perceived as not being secure, causing customers to curtail or stop using our services, which could lead to a decline in revenues.

We are required to implement administrative, physical and technological safeguards to ensure the security of the patient data that we create, process or store. These safeguards may fail to ensure the security of patient or customer data, thereby subjecting us to liability, including civil monetary penalties and possible criminal penalties. If our security measures are breached, whether as a result of third party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to patient or customer data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access to systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The table below provides a summary of the Company’s principal facilities as of December 31, 2006:

Location	Total Square Feet (1)	Leased or Owned	Principal Function
Coeur d’Alene, Idaho	15,000	Leased	Headquarters and Administration

Sydney, Australia	9,000	Leased	Reading facility and support staff operations

Zurich, Switzerland	8,000	Leased	Reading facility and support staff operations

Austin, Texas	5,000	Leased	Reading facility

Milwaukee, Wisconsin	3,000	Leased	Information Technology center

(1)	Rounded to the nearest thousand square feet.

ITEM 3.	Legal Proceedings

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

Market for Our Common Stock

Our common stock has been traded on the NASDAQ under the symbol “NHWK” since February 9, 2006, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low sales prices of our common stock, reported by the Nasdaq National Market from February 2006 through June 2006, and by the Nasdaq Global Market from July 2006 forward.

	Common Stock Price
	High	Low
Fiscal Year Ended December 31, 2006
First Quarter (from February 9)	$27.50	$18.01
Second Quarter	$24.95	$15.75
Third Quarter	$20.75	$15.60
Fourth Quarter	$28.00	$16.85

Holders

On February 16, 2007, the last reported sale price for our common stock on the Nasdaq Global Market was $22.55 per share. As of February 16, 2007, there were approximately 45 holders of record of our common stock, although there are a much larger number of beneficial owners.

Dividends

In September 2005, we distributed $13.0 million as a special distribution to the holders of our common stock and redeemable preferred stock. Immediately prior to our initial public offering in February 2006, we distributed an additional $7.0 million as another special distribution to the holders of our common stock and redeemable preferred stock.

Except for the special distributions noted above, we have never declared or paid any cash dividend on our capital stock. We currently intend to retain future earnings and do not expect to pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans.

Performance Graph

The performance graph below illustrates a ten month comparison of cumulative total stockholder return data based on an initial investment of $100 in NightHawk Radiology Holdings, Inc. common stock, as compared with the Russell 2000 Index and the Dow Jones US Healthcare Index for February 9, 2006 through December 31, 2006.

	2/9/06	3/31/06	6/30/06	9/30/06	12/31/06
NightHawk Radiology	$100	$115.69	$86.88	$92.64	$123.49
Russell 2000	$100	$106.75	$100.95	$101.65	$110.17
Dow Jones US Healthcare	$100	$100.30	$95.35	$103.34	$104.61

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal 2006.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during fiscal 2006.

ITEM 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the fiscal years ended December 31, 2004, 2005 and 2006 and the consolidated balance sheet data as of December 31, 2005 and 2006 were derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations for the fiscal years ended December 31, 2002 and 2003 and the consolidated balance sheet data as of December 31, 2002, 2003 and 2004 was derived from our audited consolidated financial statements not included in this report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statements of Operations data:
Service revenue	$92,168,246	$64,061,528	$39,283,002	$16,216,322	$4,666,645
Operating costs and expenses (1):
Professional services	38,963,287	22,401,184	15,049,399	6,417,803	1,941,452
Sales, general and administrative	27,607,317	22,988,027	11,991,386	4,862,452	1,624,654
Depreciation and amortization	2,198,714	1,350,536	528,126	175,780	59,063

Total operating costs and expenses	68,769,318	46,739,747	27,568,911	11,456,035	3,625,169

Operating income	23,398,928	17,321,781	11,714,091	4,760,287	1,041,476
Other income (expense):
Interest expense	(562,221)	(1,178,323)	(880,671)	(6,915)	(40,072)
Interest income	3,027,917	67,072	40,835	3,927	—
Other, net	(34,258)	(51,147)	(28,953)	28,266	(3,001)
Change in fair value of redeemable preferred stock conversion feature	(44,183,770)	(39,728,473)	(3,857,500)	—	—

Total other income (expense)	(41,752,332)	(40,890,871)	(4,726,289)	25,278	(43,073)

Income (loss) before income taxes	(18,353,404)	(23,569,090)	6,987,802	4,785,565	998,403
Income tax expense	10,047,713	6,391,302	3,662,563	—	—

Net income (loss)	(28,401,117)	(29,960,392)	3,325,239	4,785,565	998,403
Redeemable preferred stock accretion	(117,534)	(1,062,451)	(764,742)	—	—
Preferred dividends	—	(5,486,555)	—	—	—

Net income (loss) applicable to common stockholders	$(28,518,651)	$(36,509,398)	$2,560,497	$4,785,565	$998,403

Earnings (loss) per common share:
Basic	$(1.00)	$(2.11)	$.11	$.10	$.02
Diluted	$(1.00)	$(2.11)	$.11	$.10	$.02
Weighted averages of common shares outstanding (2):
Basic	28,528,079	17,273,970	24,196,437	49,732,156	49,732,156
Diluted	28,528,079	17,273,970	24,196,437	49,732,156	49,732,156

	As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet data:
Cash and cash equivalents	$46,500,818	$12,610,487	$5,813,861	$2,184,120	$53,269
Working capital (3)	88,023,262	3,756,024	4,165,078	4,350,332	267,248
Total current assets	99,459,894	25,280,023	12,226,876	5,267,631	999,005
Total assets	116,066,366	35,535,762	17,262,330	1,283,798	428,267
Total long-term debt (including current portion)	—	24,003,429	12,000,000	—	—
Total liabilities	13,436,632	85,183,990	23,468,421	917,299	731,757
Total stockholders’ equity (deficit)	102,629,734	(78,161,397)	(22,708,950)	5,634,130	695,515
Dividend information:
Cash dividends paid per common and preferred share	$0.295	$0.549	—	—	—
Cash dividends declared but not yet paid per common and preferred share	—	$0.295	—	—	—

(1)	Includes the non-cash stock-based compensation charges set forth in the following table (which amounts include a non-recurring, non-cash professional services charge of approximately $1.5 million in 2004 associated with the issuance of shares of our common stock to one of our affiliated radiologists and a non-recurring, non-cash sales, general and administrative charge of approximately $2.9 million in 2005 associated with the full acceleration of shares of common stock held by a former member of our board of directors).

	Year Ended December 31,
	2006	2005	2004	2003	2002
Professional services
Non-cash stock-based compensation	$4,886,678	$916,170	$1,544,781	$653,050	$262,765
Sales, general and administrative
Non-cash stock-based compensation	1,073,455	3,273,018	144,822	—	—

(2)	The weighted average shares of common stock outstanding for the years ended December 31, 2004, 2003 and 2002, are based on the assumed conversion of LLC units into common stock at the beginning of 2001 based on the conversion ratio from the recapitalization transaction.
(3)	Defined as current assets minus current liabilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We believe that we are the leading provider of radiology services to radiology groups and hospitals across the United States. Our team of American Board of Radiology-certified, U.S. state-licensed and hospital-privileged radiologists uses our proprietary workflow technology to provide radiological interpretations to our customers primarily from centralized reading facilities located in Sydney, Australia, Zurich, Switzerland and the United States.

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

Executive Summary and Highlights

Acquisition of Teleradiology Diagnostic Service, Inc.

On February 9, 2007, we acquired Teleradiology Diagnostic Service, Inc., or TDS. We regard the acquisition of TDS as a strategic acquisition of an off-hours teleradiology business that is supplemental to our current business and that expands our presence in California. We purchased TDS for an aggregate price of $23 million dollars, which was paid in cash at the closing of the acquisition.

Acquisition of American Teleradiology NightHawks, Inc.

On September 30, 2005, we acquired American Teleradiology Nighthawks, Inc., or ATN. We regard the ATN acquisition as an acquisition of an off-hours teleradiology business that is supplemental to our current business, and an early-stage teleradiology business that will continue to focus on partnering with radiologists in order to supplement the services they provide to their hospitals. The consideration to the ATN stockholders in connection with the acquisition was based primarily upon the future financial performance of these two businesses. Specifically, the consideration to the stockholders of ATN consists of:

•	315,279 shares of our common stock issued on September 30, 2005,

•	$3,511,025 was recorded as additional consideration in September 2006, to be issued as an estimated 183,000 shares of our common stock to stockholders of ATN as of the acquisition date. The additional

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

We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical management judgment and estimates about matters that are uncertain:

•	revenue recognition and allowance for doubtful accounts,

•	stock-based compensation,

•	use of estimates,

•	accounting for redeemable preferred stock,

•	long-lived assets including goodwill and other acquired intangible assets, and

•	income taxes.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future results of operations or financial condition.

Revenue Recognition and Allowance for Doubtful Accounts

We enter into services contracts with our customers that typically have a one year term, and automatically renew for each successive year unless terminated by the customer or by us. The amount we charge for our radiology services varies by customer based on a number of factors, including the hours of coverage we provide for the customer, the number of reads we provide to the customer and the technical and administrative services we provide to the customer. We recognize revenue when we have satisfied all of our significant contractual obligations to our customers and we determine that the collection of the resulting receivable is reasonably assured. Revenue from services is recognized in the fiscal month in which the radiological interpretation is complete and forwarded to the customer. We review our historical collection experience on a quarterly basis to determine the necessity of a provision for doubtful accounts. As of December 31, 2006, we had reserved approximately $0.4 million for doubtful accounts based on our estimate of the collectibility of outstanding receivables as of that date.

Stock-Based Compensation

Physician Stock-Based Compensation.    The Company records share-based compensation expense in connection with any grant of stock options, restricted stock units, or other issuance of shares of common stock to our affiliated radiologists. We calculate the share-based compensation expense associated with the issuance of stock options to our affiliated radiologists in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123 (R)) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18), by determining the fair value using a Black-Scholes model. In accordance with EITF No. 96-18, because our radiologists are treated as independent contractors and not as employees, we calculate the fair value of the share-based compensation expense in each period. The expense amount is determined by calculating the fair value of the shares earned in each period and recording that amount as expense during such period. If the price of our common stock increases over a given period, this accounting treatment results in compensation expense that exceeds the expense we would have recorded if these individuals were employees. Stock-based compensation to our affiliated radiologists is included in professional services expense.

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

Fair value of redeemable preferred stock conversion feature.    Prior to the date of our initial public offering, our estimates of the fair value of our redeemable preferred stock conversion feature were determined by management with the assistance of an independent valuation specialist. However, because our outstanding redeemable preferred stock converted into common stock at the closing of our initial public offering, we have not and will not record any additional charges associated with the change in fair value of the conversion feature after such date. As a result, since the closing of our initial public offering, we are no longer required to make these estimates.

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

Incurred But Not Reported Claims.    The company uses actuarial assumptions to estimate and record a liability for incurred but not reported (IBNR) professional liability claims and engaged an external actuarial firm to assist in the calculation of these estimates. Our estimated IBNR liability is based on long-term industry trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, and legislation and economic decisions. Our estimated IBNR liability will fluctuate if claims experience changes over time.

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

On March 31, 2004, in connection with the organization and capitalization of NightHawk Radiology Holdings, Inc., we issued 6,500,003 shares of redeemable preferred stock for a total consideration of $13.0 million. Each share of redeemable preferred stock was convertible, at the option of the holder, into one share of common stock. The conversion feature of the redeemable preferred stock was considered an embedded derivative under the provisions of SFAS No. 133, and accordingly was accounted for separately from the redeemable preferred stock. We determined the fair value of the redeemable preferred stock conversion feature based upon the fair value of the underlying common stock. On the date of issuance, the estimated fair value of the conversion feature was approximately $1.7 million which was recorded as a liability on the date of issuance, thus reducing the recorded value of the redeemable preferred stock to approximately $11.3 million. At each balance sheet date, we adjusted the carrying value of the embedded derivative to estimated fair value and recognized the change in such estimated value in our consolidated statements of operations.

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

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The value of goodwill and intangible assets is stated at the lower of cost or fair value. Goodwill is not subject to amortization; however it is subject to periodic impairment assessments. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we are required to perform at least annually an impairment test and to consider other indicators that may arise throughout the year to re-evaluate carrying value. Some factors we consider important, which could trigger an interim impairment review, include:

•	significant under-performance relative to historical or projected future operating results,

•	significant changes in the manner of our use of acquired assets or the strategy for our overall business, and

•	significant negative industry or economic trends.

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires impairment losses to be recognized for long-lived assets through operations when indicators of impairment exist and the underlying cash flows are not sufficient to support the asset’s carrying value. In addition, SFAS No. 144 requires that a long-lived asset (disposal group) to be sold that meets certain recognition criteria be classified as “held for sale” and measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also requires that a long-lived asset subject to closure (abandonment) before the end of its previously estimated useful life continue to be classified as “held and used” until disposal, with depreciation estimates revised to reflect the use of the asset over its shortened useful life.

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

Developing our provision for income taxes, including our effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowances we deem necessary to value deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Since our first full year of operations, we have experienced significant revenue growth, from $4.7 million in 2002 to $92.2 million in 2006. This growth in service revenue resulted primarily from:

•	an increase in our customer base,

•	an increase in utilization of our service by our customers,

•	an expansion of our service hours,

•	a high customer retention rate, and

•	our acquisition of ATN in September 2005 and DayHawk in November 2004.

As of December 31, 2006, our affiliated radiologists provided services to 551 customers serving 1,008 hospitals. The total number of hospitals we cover represents approximately 18% of all hospitals in the United States.

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

Professional Services Expense.    Our professional services expense consists primarily of the fees we pay to our affiliated radiologists for their services (which we refer to as professional service fees), physician stock-based compensation, the premiums we pay for medical liability insurance and medical liability loss contingency expense. Our affiliated radiologists are highly trained professionals and we compensate them accordingly. As a result, our professional service fees are our most significant expense. We structure our relationships with our affiliated radiologists such that they have control over the number of hours that they work. We pay our affiliated radiologists using a formula that is generally based upon the number of hours worked and the workload completed, and we also provide discretionary bonuses. We recognize professional service fee expense in the month in which the professional services are performed.

Malpractice Expense.    We recognize expenses associated with medical liability premiums in the month in which the expense is incurred. The Company records reserves for both reported and incurred but not reported (IBNR) amounts. Reported amounts are reserved based upon the Company’s best estimate of future probable costs. IBNR claims are estimated by a third party actuary using historical claims information received by our third party claims administrator and industry indices. This reserve is intended to cover potential medical claims that might arise related to the radiological interpretations performed by our affiliated radiologists.

Physician Stock-Based Compensation Expense.    As described previously, we record physician stock-based compensation expense in connection with any stock options, restricted stock units or other issuance of shares of our common stock to our affiliated radiologists and present this expense in our consolidated statements of operations as part of our professional services expense. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to affiliated radiologists in accordance with SFAS No. 123(R) and EITF No. 96-18.

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

Change in Fair Value of Redeemable Preferred Stock Conversion Feature.    We entered into a stockholders agreement with the holders of our Series A preferred stock pursuant to which we agreed to repurchase all or any portion of the shares of redeemable preferred stock then held by such holders at any time after seven years from the date of issuance. The redemption provision in the stockholders agreement, which terminated upon the closing of our initial public offering, provided that the repurchase price for such shares of redeemable preferred stock would be the greater of (i) the market value of the common stock issuable upon conversion of the redeemable preferred stock or (ii) the liquidation value of such shares of redeemable preferred stock (including all accrued and unpaid dividends). The conversion feature of the redeemable preferred stock was considered an embedded derivative under the provisions of SFAS No. 133, and accordingly was accounted for separately from the redeemable preferred stock. On the date of issuance, the estimated fair value of the conversion feature was $1.7 million which was recorded as a liability on the balance sheet date on the date of issue thus reducing the recorded value of the redeemable preferred stock to $11.3 million. While these shares remained outstanding, on each balance sheet date subsequent to the execution of that agreement, we adjusted the carrying value of the embedded derivative to estimated fair value and recognized the change in such estimated value in our consolidated statements of operations.

At the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into shares of common stock, and, as a result, we have not recorded any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock after such date.

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

Trends in our Business and Results of Operations

Revenue Trends.    Our business has grown rapidly since inception. This growth has been driven primarily by an increase in our customer base, an increase in utilization of our service by our customers, an expansion of our service hours, a high customer retention rate and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market. Our strategy is to expand on our position as the leading provider of radiology services by:

•	expanding our radiology group customers’ utilization of our services as they implement coverage of additional hospitals,

•	expanding our service offerings to include final and subspecialty interpretations and cardiac imaging services,

•	targeting new customers,

•	marketing to our customers the additional available hours of coverage,

•	pursuing strategic acquisitions, and

•	developing markets for our data and technology solutions.

Our revenue has increased in absolute dollars each year since inception and our revenue growth rate has been strong. However, our revenue growth rate declined from 2005 to 2006 when compared with our growth rate from 2004 to 2005 and the rate of growth will likely continue to decline as a result of the increased revenue base against which future periods will be compared. We expect that a number of our customers will implement our new service offerings, continue to implement coverage for additional hospitals as well as continue to use additional hours of our service, resulting in an overall increase in the utilization of our service by those customers.

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

Trends in Professional Service Fees.    Since inception, our professional service fees have increased in absolute dollars each year, primarily due to the addition of new radiologists to perform an increased workload as our business has grown. We expect that our professional service fees will continue to increase in absolute dollars as we contract with additional radiologists to meet the increasing demand for our services, as we begin to offer additional services, and as a result of scheduled increases in hourly fees under our existing agreements with our affiliated radiologists.

Trends in Medical Liability Expense.    Our medical liability expense has also increased in absolute dollars each year since inception, primarily due to increases in our medical liability premiums as our business has grown and our ability to forecast claim experience not yet reported has developed. We expect our medical liability premiums and our IBNR expense to continue to increase in future periods as our business grows. In addition, if we have claims in future periods for which we deem a liability to be probable, our medical liability expense may increase.

Trends in Physician Stock-Based Compensation Expense.    The amount of physician stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding options held by our affiliated radiologists, the amount of hours worked, and the change in the value of our common stock in that period. Because of the accounting treatment required by EITF 96-18, if the value of our common stock increases over a given period, we will record a compensation expense that generally exceeds the expense we would have recorded if these individuals were employees because EITF 96-18 requires us to record the increase in the value of the option during such period as an expense. As a result, because of the relatively significant increase in value of our common stock during the first quarter of 2006 primarily as a result of our initial public offering, we recorded significant physician stock-based compensation expense in 2006 when compared to 2005. Our expense in future periods for physician stock-based compensation will be driven primarily by new equity-based grants we make to our affiliated radiologists, the rate at which those equity awards and the currently outstanding options are earned over such periods, as well as changes, if any, in our stock price during such periods.

Trends in Sales, General and Administrative Expense.    Our sales, general and administrative expense has increased in absolute dollars each year since inception primarily as a result of increased payroll expenses in connection with the addition of key management personnel, software development professionals and the implementation of executive and employee bonuses. We expect that these payroll expenses will continue to increase as we continue to increase headcount at all levels as our business continues to grow. In addition to increased payroll expense, we expect that our general and administrative expense will increase in absolute dollars due to increases in telecommunications and information technology costs and licensing and privileging costs. Also, we expect that our general and administrative expense will increase in absolute dollars due to increases in facilities expenses related to our offices in San Francisco, California and Austin, Texas and increases in legal, accounting, consulting, staffing and insurance costs associated with being a public company. Accordingly, we expect sales, general and administrative expense to increase in absolute dollars in future periods.

Trends in Non-Physician Stock-Based Compensation Expense.    In June 2005, our board of directors agreed to accelerate the vesting of the 638,876 shares of common stock held by one of our former directors which resulted in a non-physician stock-based compensation expense of approximately $2.9 million, which contributed to a relatively significant non-physician stock-based compensation expense in 2005. Although our non-physician stock-based compensation expense was only 1% of revenue for 2006, as we continue to grant options and restricted stock units to our employees, directors and non-physician contractors, we expect our non-physician stock-based compensation expense to increase in future periods.

Trends in Interest Expense.    For 2005 and first quarter of 2006 our interest expense was attributable to the principal amount of debt we had outstanding primarily as a result of a loan agreement with Comerica Bank. Pursuant to this loan agreement, we borrowed an aggregate of $35.0 million at various times throughout 2005 and the first quarter of 2006. We used the proceeds from this loan facility in part to repay previously existing debt and in part to fund a special distribution of $20.0 million to the holders of our then-outstanding common stock and redeemable preferred stock. We repaid all of this indebtedness on February 14, 2006 with a portion of the proceeds from our initial public offering.

Trends in Interest Income.    In February 2006, we completed an initial public offering of our common stock from which we received net proceeds of $84.2 million after deducting underwriter discounts and commissions and approximately $2.1 million in offering costs. Of this amount, we invested approximately $63.0 million in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities. We expect this amount to decrease in future periods as we utilize a portion of these securities to fund acquisitions and expansion of operations.

Trends and Treatment of Redeemable Preferred Stock.    Upon the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into shares of common stock and the rights of the holders of redeemable preferred stock to receive accrued dividends or to exercise redemption rights terminated. As a result, since the date of the closing of our initial public offering, we have not recorded any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock, and the accretion relating to our redeemable preferred stock has terminated.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of service revenue.

	Fiscal Year Ended December 31,
	2006	2005	2004
Service revenue	100%	100%	100%
Operating costs and expenses:
Professional services (1)	43	35	38
Sales, general and administrative (2)	30	36	31
Depreciation and amortization	2	2	1

Total operating costs and expenses	75	73	70

Operating income	25	27	30
Other income (expense):
Interest expense	(1)	(2)	(2)
Interest income	4	—	—
Other, net	—	—	—
Change in fair value of redeemable preferred stock conversion feature	(48)	(62)	(10)

Total other income (expense)	(45)	(64)	(12)

Income (loss) before income taxes	(20)	(37)	18
Income tax expense	11	10	9

Net income (loss)	(31)	(47)	9
Redeemable preferred stock accretion	—	(2)	(2)
Preferred dividends	—	(8)	—

Net income (loss) applicable to common stockholders	(31)%	(57)%	7%

(1)	Includes non-cash stock-based compensation expense of $4,886,678 for 2006, $916,170 for 2005 and $1,544,781 (which amount includes a non-recurring, non-cash professional services expense of approximately $1.5 million associated with the issuance of shares of our common stock to one of our affiliated radiologists) for 2004.
(2)	Includes non-cash stock-based compensation expense of $1,073,455 for 2006, $3,273,018 (which amount includes a non-recurring, non-cash sales, general and administrative expense of approximately $2.9 million associated with the full acceleration of shares of common stock held by a former member of our board of directors) for 2005 and $144,822 for 2004.

Comparison of Fiscal Years Ended December 31, 2006 and December 31, 2005

Service Revenue

	Fiscal Year Ended December 31,		Change
	2006	2005	In Dollars	Percentage
Service revenue	$92,168,246	$64,061,528	$28,106,718	44%

The increase in service revenue from the year ended December 31, 2005 compared to the year ended December 31, 2006 resulted primarily from a 52% increase in volumes primarily due to an increase in the number of our radiology group customers and their affiliated hospitals, an increase in utilization by our customers of our hours of service and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market during this period. The number of radiology group and hospital customers to which we provided service increased from 463 as of December 31, 2005 to 551 as of December 31, 2006, a 19% increase in customers, and the number of hospital sites to which we provided service increased from 860 as of December 31, 2005 to 1,008 as of December 31, 2006, a 17% increase. The increase in the number of our customers and hospitals served resulted primarily from increased market acceptance of teleradiology as a solution, an increase in the recognition by the marketplace of the quality of our service offerings, the success by our sales professionals in generating new customers, and an improvement in our ability to meet the increased demand for our service, primarily through the addition of affiliated radiologists and the expansion of our hours of service.

Operating Costs and Expenses

Professional Services

	Fiscal Year Ended December 31,		Change
	2006	2005	In Dollars	Percentage
Professional services (1)	$38,963,287	$22,401,184	$16,562,103	74%
Percentage of service revenue	43%	35%

(1)	Includes non-cash stock-based compensation expense of $4,886,678 for 2006 and $916,170 for 2005.

The increase in professional services expense for the year ended December 31, 2006 compared to the year ended December 31, 2005 resulted primarily from an increase in the number of our affiliated radiologists providing service, an increase in our 2006 medical liability expense due to our IBNR reserve, an increase in our physician stock-based compensation expense, as well as an increase in the professional service fees we paid to our affiliated radiologists as a result of increased volumes and scheduled increases in hourly rates under the terms of the professional services agreements with our affiliated radiologists. From December 31, 2005 to December 31, 2006, we increased the number of our affiliated radiologists from 47 to 62. This increase was driven primarily by the increased demand for our services and was attributable to our ability to effectively recruit additional radiologists to meet such demand. While our professional services expense increased by 74% for the period, our professional services expense as a percentage of service revenue increased from 35% for the year ended December 31, 2005, to 43% for the year ended December 31, 2006 due to the expenses described below:

•

Professional Service Fees.    Our professional service fees increased from $20.5 million for the year ended December 31, 2005 to $30.2 million for the same period in 2006, a 48% increase, and, as a percentage of service revenue, from 32% to 33% during that same period. The increase in expense was largely due to the increased volume of radiological interpretations performed by our affiliated radiologists due to the Company’s continued growth. The slight increase as a percentage of revenue is driven by modest price declines in the current year.

•

Physician Stock-Based Compensation Expense.    We experienced a significant increase in non-cash physician stock-based compensation expense from approximately $0.9 million for the year ended December 31, 2005 to approximately $4.9 million for 2006. As a percentage of service revenue, physician stock-based compensation expense increased from 1% for the year ended December 31, 2005 to 5% for the same period in 2006. This increase was driven primarily by a significant increase in our stock price which was primarily due to the completion of our initial public offering, an increased number of physicians, and increased vesting in options held by our physicians.

•

Medical Liability Expense.     Our medical liability expense increased from approximately $1.0 million for 2005 to approximately $3.9 million for 2006. Of the expense recorded in 2006, approximately $0.6 million was attributable to a claims loss contingency expense on reported medical liability claims and $2.0 million was attributable to an IBNR reserve for exposure related to potential medical liability claims that have not yet been reported. This IBNR charge represents a transition to an actuarial-based analysis that the company has only recently been able to complete due to its limited operating and claims experience. The IBNR charge for 2006 is intended to cover potential medical claims that might arise related to all of the radiological interpretations performed by our affiliated radiologists since inception. We will continue to monitor the amount of this reserve and may adjust it from time to time as appropriate in light of our future volumes and claims experience.

Sales, General and Administrative

	Fiscal Year Ended December 31,		Change
	2006	2005	In Dollars	Percentage
Sales, general and administrative (1)	$27,607,317	$22,988,027	$4,619,290	20%
Percentage of service revenue	30%	36%

(1)	Includes non-cash stock-based compensation expense of $1,073,455 for 2006 and $3,273,018 (which amount includes a non-recurring, non-cash sales, general and administrative expense of approximately $2.9 million associated with the full acceleration of shares of common stock held by a former member of our board of directors) for 2005.

Total sales, general and administrative expenses are up 20% over 2005. The increase in sales, general and administrative expense was primarily due to increases in payroll expense due to additional hiring and costs associated with the continued growth in our business and increased costs associated with operating as a public company. Of the $23.0 million of expense in the year ended December 31, 2005, approximately $2.9 million was due to a non-cash stock compensation expense associated with a restricted stock grant to one of our former board members. Including non-cash stock compensation expense, expressed as a percentage of service revenue, sales, general and administrative expense is down from 36% for the year ended December 31, 2005 to 30% for the year ended December 31, 2006.

The following expenses comprise our sales, general and administrative expense:

•

Payroll and Related Expense.    Our sales, general and administrative headcount increased from 172 at December 31, 2005 to 223 at December 31, 2006, a 30% increase, and resulted in an increase in payroll expense from $11.8 million for 2005 to $16.4 million for 2006, a 39% increase. This increase in payroll expense resulted primarily from personnel additions as a result of our continued growth. Expressed as a percentage of service revenue, our sales, general and administrative payroll and related expenses remained consistent at 18% of service revenue for both periods.

•

Information Technology and Telecommunications Expense.    Our non-payroll information technology and telecommunications expense increased from approximately $1.7 million for the year ended December 31, 2005 to approximately $2.0 million for year ended December 31, 2006, an 18% increase. As a percentage of service revenue, IT and telecommunications expense decreased from 3% for 2005 to 2% for 2006. This decrease resulted primarily from lower telephone service costs as the Company implemented cost reduction initiatives.

•

Facilities Expense.    Our facilities and office-based expense increased from approximately $1.5 million for the year ended December 31, 2005 to $2.0 million for the year ended December 31, 2006, a 31% increase. The increase in facilities and office-based expense was driven primarily by increased facilities and occupancy expenses associated with our facilities in Sydney, Australia, Zurich, Switzerland, Milwaukee, Wisconsin and Coeur d’Alene, Idaho.

•

Other General and Administrative Expense.    Our other general and administrative expense consists primarily of professional accounting, legal and consulting services, general liability insurance and employee related expenses such as recruiting, travel and entertainment. Other general and administrative expense increased from approximately $3.1 million for the year ended December 31, 2005 to approximately $4.3 million for the year ended December 31, 2006, a 39% increase. The increase in other general and administrative expense was driven primarily by increased costs associated with operating as a public company such as investor relations and increased directors and officer’s insurance policy premiums as well as costs associated with our secondary offering in October 2006, offset by lower accounting, recruiting and legal costs. In addition, we incurred higher travel and entertainment expenses as well as increased training and costs associated with the additional headcount.

•

Non-Physician Stock-Based Compensation Expense.    Our non-physician stock-based compensation expense decreased from approximately $3.3 million for 2005 to approximately $1.1 million for 2006. As a percentage of revenue, these costs were approximately 5% and 1% of revenue for the year ended December 31, 2005 and 2006, respectively. During 2005, approximately $2.9 million of our non-physician stock-based compensation expense was related to the vesting of a restricted stock grant to one of our former board members.

Other Income (Expense)

Interest Expense

	Fiscal Year Ended December 31,		Change
	2006	2005	In Dollars	Percentage
Interest expense	$562,221	$1,178,323	$(616,102)	(52)%
Percentage of service revenue	1%	2%

The interest expense for the year ended December 31, 2005 consisted primarily of interest payable under outstanding promissory notes issued to certain affiliates of Summit Partners and interest payable under a $3.0 million revolving line of credit with Silicon Valley Bank. The aggregate principal balance of the outstanding promissory notes was approximately $9.0 million through March 31, 2005. The aggregate principal balance of our revolving credit facility with Silicon Valley Bank was $3.0 million through March 31, 2005. On April 20, 2005, we entered into a loan agreement with Comerica Bank that provided us a $12.0 million term loan facility and a $3.0 million revolving line of credit. We used the proceeds from the term loan facility to repay in full all outstanding indebtedness under the promissory notes held by the entities affiliated with Summit Partners and the revolving credit facility with Silicon Valley Bank. In September 2005, we borrowed an additional $13.0 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. Prior to the initial public offering in February 2006, we borrowed an additional $7.0 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. Thus, our interest expense for 2005 consisted primarily of interest payable under our credit facility with Comerica Bank up until the termination of that agreement in February 2006. Upon the initial public offering in first quarter of 2006, we repaid the balance of the term loan with Comerica Bank and terminated the loan facility. Additionally, in the year ended December 31, 2006 we incurred an expense of approximately $326,000 related to unamortized deferred loan fees as a result of terminating our credit facilities with Comerica Bank.

Interest Income

	Fiscal Year Ended December 31,		Change
	2006	2005	In Dollars	Percentage
Interest income	$3,027,917	$67,072	$2,960,843	4414%
Percentage of service revenue	4%	—%

Interest income for the year ended December 31, 2006 consisted primarily of interest income on cash balances and marketable securities purchased from the cash we received in connection with our initial public offering and operations. We received cash proceeds of $86.3 million, of which approximately $30.1 million was used to repay all outstanding indebtedness to Comerica Bank. We invested the remaining balance in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities.

Change in Fair Value of Redeemable Preferred Stock Conversion Feature

	Fiscal Year Ended December 31,		Change
	2006	2005	In Dollars	Percentage
Change in fair value of redeemable preferred stock conversion feature	$44,183,770	$39,728,473	$4,455,297	11%
Percentage of service revenue	48%	62%

During the year ended December 31, 2005, the fair value of the redeemable preferred stock conversion feature increased by a total of $39.7 million. In 2006 through the closing of our initial public offering, the fair value of the redeemable preferred stock conversion feature increased by a total of $44.2 million, resulting in a non-cash expense of $44.2 million in the first quarter of 2006. At the time of the closing of our initial public offering in the first quarter of 2006, all outstanding shares of redeemable preferred stock converted into common stock, and, as a result, after such date we have not recorded any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock.

Income Tax Expense

	Fiscal Year Ended December 31,		Change
	2006	2005	In Dollars	Percentage
Income tax expense	$10,047,713	$6,391,302	$3,656,411	57%
Percentage of service revenue	11%	10%

We recorded an income tax expense of approximately $10.0 million for 2006 and approximately $6.4 million for 2005. The change in income tax expense is due to a corresponding change in net income, as compared to the same period for 2005. Our effective tax rate decreased from an effective rate of (27.1%) in 2005 to (54.7%) in 2006. The change in effective tax rate is due primarily to the change in the fair value of the redeemable preferred stock conversion feature, which is a permanent difference not deductible for tax purposes.

Preferred Stock Accretion

	Fiscal Year Ended December 31,		Change
	2006	2005	In Dollars	Percentage
Preferred stock accretion	$117,534	$1,062,451	$(944,917)	(89)%
Percentage of service revenue	—%	2%

The preferred stock accretion is comprised of two types of accretion based on the underlying redeemable convertible preferred stock. For the year ended December 31, 2006, the preferred stock accretion consisted of approximately $93,000 as a result of the accretion of dividends at a daily rate of 6% per annum, and approximately $25,000 as a result of the amortization of the carrying amount of the redeemable convertible preferred to its redemption value using the effective interest method through the redemption period. For 2005, the preferred stock accretion consisted of approximately $0.8 million as a result of the accretion of dividends and approximately $0.2 million as a result of the amortization. At the time of the closing of our initial public offering in the first quarter of 2006, all outstanding shares of redeemable preferred stock converted into common stock and, as a result, after such date we did not record any additional accretion and amortization associated with the preferred stock. Thus, because we recorded an expense due to the accretion of our preferred stock for only a portion of the first quarter of 2006, we experienced lower expense than that recorded in 2005. We will no longer record this expense in future periods.

Preferred Dividends

	Fiscal Year Ended December 31,		Change
	2006	2005	In Dollars	Percentage
Preferred dividends	$—	$5,486,555	$(5,486,555)	(100)%
Percentage of service revenue	—%	9%

In September 2005, we borrowed $13.0 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. A second dividend in the amount of $7.0 million was also declared in September 2005 and was distributed as a special distribution to the holders of our common stock and redeemable preferred stock in February 2006. Approximately $5.5 million of these combined amounts was attributable to the holders of our redeemable preferred stock.

Comparison of Fiscal Years Ended December 31, 2005 and December 31, 2004

Service Revenue

	Fiscal Year Ended December 31,		Change
	2005	2004	In Dollars	Percentage
Service revenue	$64,061,528	$39,283,002	$24,778,526	63%

The increase in service revenue from 2004 to 2005 resulted primarily from an increase in the number of our radiology group customers and their affiliated hospitals. The number of radiology group and hospital customers to which we provided service increased from 297 as of December 31, 2004 to 463 as of December 31, 2005, a 56% increase in customers. The increase in the number of our customers resulted primarily from increased market acceptance of teleradiology as a solution, an increase in the recognition by the marketplace of the quality of our service offerings, the success by our sales professionals in generating new customers, and an improvement in our ability to meet the increased demand for our service, primarily through the addition of affiliated radiologists and the expansion of our hours of service. In addition, our increase in service revenue during this period also resulted from an increased utilization by our customers of our hours of service and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market during this period. (For example, as of December 31, 2004, we provided service from 8 p.m. to 8 a.m. for hospitals located in the Eastern Time zone. As of December 31, 2005, we had expanded our service offering to 5 p.m. to 8 a.m. local time for all time zones in the continental United States as well as 24-hours per day on weekends and holidays.) We were able to provide these additional hours of coverage in part due to our acquisition of DayHawk Radiology Services, LLC as well as the establishment of an additional reading facility in Zurich, Switzerland. The increase in service revenue was offset partially by pricing pressure resulting from increased competition.

Operating Costs and Expenses

Professional Services

	Fiscal Year Ended December 31,		Change
	2005	2004	In Dollars	Percentage
Professional services (1)	$22,401,184	$15,409,399	$7,351,785	49%
Percentage of service revenue	35%	38%

(1)	Includes non-cash stock-based compensation expense of $1,544,781 for 2004 and $916,170 for 2005.

The increase in professional services expense from 2004 to 2005 resulted primarily from an increase in the number of our affiliated radiologists providing service as well as an increase in the professional service fees we paid to our affiliated radiologists as a result of scheduled increases in hourly rates under the terms of the professional services agreements with our affiliated radiologists. From December 31, 2004 to December 31, 2005, we increased the number of our affiliated radiologists from 27 to 47. This increase was driven primarily by the increased demand for our services and was attributable to our ability to effectively recruit additional radiologists to meet such demand. While our professional services expense increased by 49% for the period, our professional services expense as a percentage of service revenue decreased from 38% for 2004, to 35% for 2005. The following expenses comprise our professional services expense:

•

Professional Service Fees.    While our professional service fees increased from $12.7 million for 2004 to $20.5 million for 2005, a 61% increase, our professional service fees as a percentage of service revenue remained unchanged at 32% during that same period.

•

Medical Liability Expense.    Our medical liability expense increased from approximately $792,000 for 2004 to approximately $1,009,000 for 2005, a 27% increase. Of the approximately $792,000 expense recorded in 2004, $200,000 was attributable to a claims loss contingency expense on two medical liability claims. We had no claims loss contingency expense for 2005.

•

Physician Stock-Based Compensation Expense.    Physician stock-based compensation expense decreased from approximately $1,545,000 for 2004 to approximately $916,000 for 2005. The physician stock-based compensation expense recorded for 2004 resulted primarily from a warrant we had issued to one of our affiliated radiologists. In November 2004, we issued shares of our common stock in satisfaction of such warrant and, therefore, did not record any additional compensation expense related to that warrant after that time. In 2005, we recorded physician stock-based compensation expense only as a result of options granted to our affiliated radiologists. As a percentage of revenue, this expense decreased from 4% for 2004 to 1% for 2005.

Sales, General and Administrative

	Fiscal Year Ended December 31,		Change
	2005	2004	In Dollars	Percentage
Sales, general and administrative (1)	$22,988,027	$11,991,386	$10,996,641	92%
Percentage of service revenue	36%	31%

(1)	Includes non-cash stock-based compensation expense of $144,822 for 2004 and $3,273,018 (which amount includes a non-recurring, non-cash sales, general and administrative expense of approximately $2.9 million associated with the full acceleration of shares of common stock held by a former member of our board of directors) for 2005.

The increase in our sales, general and administrative expense from 2004 to 2005 resulted primarily from increases in payroll expense due to increases in non-physician stock compensation as described more fully below under “Non-Physician Stock-Based Compensation Expense.” Our sales, general and administrative expense for 2005 expressed as a percentage of service revenue would have been 31% had it not been for an expense of approximately $2.9 million associated with the acceleration of vesting on shares of stock held by one of our former directors. In addition, sales, general and administrative expense increased due to the following factors:

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

•

Other General and Administrative Expense.    Our other general and administrative expense consists primarily of professional accounting and legal expenses. Other general and administrative expense increased from approximately $1.6 million for 2004 to approximately $3.1 million for 2005, a 94% increase. The increase in other general and administrative expense was driven primarily by increased accounting, travel and entertainment, and recruiting costs associated with additional headcount.

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

Other Income (Expense)

Interest Expense

	Fiscal Year Ended December 31,		Change
	2005	2004	In Dollars	Percentage
Interest expense	$1,178,323	$880,671	$297,652	34%
Percentage of service revenue	2%	2%

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

Change in Fair Value of Redeemable Preferred Stock Conversion Feature

	Fiscal Year Ended December 31,		Change
	2005	2004	In Dollars	Percentage
Change in fair value of redeemable preferred stock conversion feature	$39,728,473	$3,857,500	$35,870,973	930%
Percentage of service revenue	62%	10%

We first issued shares of our redeemable preferred stock on March 31, 2004. The fair value of the redeemable preferred stock conversion feature was determined to be approximately $1,670,277 on March 31, 2004 and was recorded as a liability at the date of issuance, reducing the recorded value of redeemable preferred stock. From March 31, 2004 to December 31, 2004, the fair value of the redeemable preferred stock conversion feature increased from $1,670,277 at March 31, 2004 to $5,527,777 at December 31, 2004, resulting in a non-cash expense of $3,857,500 for 2004. In 2005, the fair value of the embedded conversion feature increased from $5,527,777 at December 31, 2004 to $45,256,250 at December 31, 2005, resulting in a non-cash expense of $39,728,473. At the time of the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock, and, as a result, after such date we have not recorded any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock.

Income Tax Expense

	Fiscal Year Ended December 31,		Change
	2005	2004	In Dollars	Percentage
Income tax expense	$6,391,302	$3,662,563	$2,728,739	75%
Percentage of service revenue	10%	9%

We recorded an income tax expense of approximately $3.7 million for 2004 and approximately $6.4 million for 2005. Because we operated as a limited liability company during the first quarter of 2004, we were subject to federal income taxes for only the period of April 1, 2004 to December 31, 2004, resulting in a lower income tax expense as compared to the same period for 2005.

Preferred Stock Accretion

	Fiscal Year Ended December 31,		Change
	2005	2004	In Dollars	Percentage
Preferred stock accretion	$1,062,451	$764,742	$297,709	39%
Percentage of service revenue	2%	2%

The preferred stock accretion is comprised of two types of accretion based on the underlying redeemable convertible preferred stock. For 2004, the preferred stock accretion consisted of $596,570 as a result of the accretion of dividends at a daily rate of 6% per annum, and $168,171 as a result of the amortization of the carrying amount of the redeemable convertible preferred to its redemption value using the effective interest method through the redemption period. For 2005, the preferred stock accretion consisted of $834,333 as a result of the accretion of dividends at a daily rate of 6% per annum, and $228,118 as a result of the amortization of the carrying amount of the redeemable convertible preferred to its redemption value using the effective interest method through the redemption period. At the time of the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock, and, as a result, after such date have not recorded any additional accretion and amortization associated with the preferred stock.

Preferred dividends

	Fiscal Year Ended December 31,		Change
	2005	2004	In Dollars	Percentage
Preferred dividends	$5,486,555	$—	$5,486,555	—%
Percentage of service revenue	9%	—%

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

Seasonality in Operating Results

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

Quarterly Results of Operations

The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2006. The information for each of these quarters has been prepared on a basis consistent with our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands except per share data)
Service revenue	$13,112	$15,332	$17,144	$18,474	$20,039	$22,877	$25,159	$24,093
Operating costs and expenses	8,870	12,796	11,754	13,320	14,994	15,361	16,951	21,463

Operating income	4,242	2,536	5,390	5,154	5,045	7,516	8,208	2,630
Income (loss) before income taxes	2,608	(7,680)	(11,621)	(6,877)	(39,326)	8,251	9,063	3,659
Net income (loss)	$1,049	$(8,585)	$(13,586)	$(8,838)	$(41,226)	$5,036	$5,582	$2,207
Earnings (loss) per common share Basic	$0.05	$(0.51)	$(1.12)	$(0.52)	$(1.69)	$0.17	$0.19	$0.07
Earnings (loss) per common share—Diluted	$0.04	$(0.51)	$(1.12)	$(0.52)	$(1.69)	$0.17	$0.18	$0.07

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

Our financial position includes cash, cash equivalents and marketable securities of $84.3 million at December 31, 2006 and $12.6 million at December 31, 2005.

The discussion below highlights significant aspects of our capital resources and cash flow activities (in millions).

	December 31, 2006	December 31, 2005
Capital resources
Cash and cash equivalents	$46.5	$12.6
Marketable securities	37.8	—

Total	$84.3	$12.6

	December 31, 2006	December 31, 2005
Cash flow activities
Net cash provided (used) by:
Operating activities	$19.1	$11.5
Investing activities	(40.0)	(3.3)
Financing activities	54.8	(1.4)

Increase in cash and cash equivalents	$33.9	$6.8

The discussion below highlights significant aspects of our cash flows.

Operating Activities

Since our inception in August 2001, we have funded our operations primarily from cash flows generated by our operating activities. Net cash from operations in 2006, 2005 and 2004 was approximately $19.1 million, $11.5 million and $10.2 million, respectively.

For the year ended December 31, 2006, we generated net cash from operations of approximately $19.1 million from a net loss of approximately $28.4 million. Significant non-cash charges included in the net loss that did not impact our net cash from operations during this period include depreciation and amortization of $2.2 million, $0.3 million for the write-off of financing fees related to our loan agreement with Comerica Bank, stock compensation expense of $6.0 million and $44.2 million from the change in fair value of our redeemable preferred stock conversion feature.

For the fiscal year ended December 31, 2005, we generated net cash from operations of approximately $11.5 million from a net loss of approximately $30.0 million. Significant non-cash charges included in the net loss that did not impact our net cash from operations during this period include depreciation and amortization of $1.4 million, stock compensation expense of $4.2 million and $39.7 million from the change in fair value of our redeemable preferred stock conversion feature.

The changes in our operating assets and liabilities, net of acquisitions, and the associated impacts on our net cash from operations during the fiscal year ended December 31, 2006 as compared to the changes during the fiscal year ended December 31, 2005 are primarily due to the following factors:

•

Accounts Receivable.    Accounts receivable increased by $2.5 million during the twelve months ended December 31, 2006 compared to a $3.7 million increase during the twelve months ended December 31, 2005. Increases in accounts receivable decrease cash from operations. This change was attributable primarily to increased service revenues during the year ended December 31, 2006, offset by a decrease in our days sales outstanding, or DSO, from 50 to 46. We calculate our DSO based upon a three month average of accounts receivable and revenue. The decrease in our DSO was primarily due to improved turnaround of invoicing associated with our implementation of an automated billing system. We completed implementation of this automated billing process in September 2005 and believe it, together with an increased focus on the collection process, has enabled us to prepare and deliver invoices more quickly.

•

Accounts Payable and Accrued Expenses.    Accounts payable and accrued expenses increased by $3.5 million during the year ended December 31, 2006 compared to a $1.7 million increase during the year ended December 31, 2005. Increases in accounts payable and accrued expenses increase cash from operations. This increase was primarily due to the expansion of our operations and the recording of additional malpractice reserves.

•

Prepaid Expenses and Other Assets.    Our prepaid expense and other assets increased by $1.3 million during the year ended December 31, 2006 compared to an increase of $1.9 million during the year ended December 31, 2005. Increases in prepaid expenses and other assets decrease cash from operations. This change was due primarily to an increase in prepaid income taxes and accrued interest receivable.

•

Deferred Income Taxes.    Deferred income taxes increased by approximately $3.4 million during the year ended December 31, 2006 compared to an increase of approximately $0.8 million during the year ended December 31, 2005. The increase is primarily due to an increase in reserves and non-deductible stock compensation expense in 2006.

Investing Activities

Net cash used in investing activities was $40.0 million for the year ended December 31, 2006 compared to $3.3 million for the year ended December 31, 2005. Investments in marketable securities with maturities greater than ninety days are classified as investing activities on the Consolidated Statement of Cash Flows. This increase in net cash used in investing activities over this period resulted primarily from the purchase of $84.8 million in marketable securities from a portion of the net cash proceeds received from our initial public offering. We also received $47.7 million as a result of certain of our investments reaching maturity during the year ended December 31, 2006. We also invested approximately $2.9 million in property and equipment during each of the years ended December 31, 2006 and 2005. The majority of these capital expenditures were associated with purchases of equipment and the continued investment in our information technology infrastructure.

Financing Activities

Net cash provided by financing activities was $54.8 million for the year ended December 31, 2006. During the first quarter of 2006 we completed our initial public offering from which we received net proceeds of $84.7 million after deducting discounts and commissions paid to our underwriters and approximately $1.6 million in stock issuance costs paid during the year.

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

Net cash used in financing activities was $1.4 million for the year ended December 31, 2005. In April 2005, we entered into a term loan facility and revolving line of credit with Comerica Bank pursuant to a loan and security agreement, the proceeds from which we used to repay all outstanding indebtedness under the promissory notes held by entities affiliated with Summit Partners and the revolving credit facility with Silicon Valley Bank. In June 2005, we paid $750,000 to Comerica Bank as our first principal payment under our term loan facility. In August 2005 we amended our term credit facility with Comerica Bank to provide for an additional $20 million of indebtedness. We borrowed an aggregate of $13 million under our term facility and distributed the amount as a special dividend to our common and preferred stockholders.

Financial condition and liquidity

We expect our long-term liquidity needs to consist primarily of working capital, capital expenditure requirements and future acquisitions. We intend to fund these long-term liquidity needs from cash generated from operations. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. Many of these factors are beyond our control and cannot be anticipated at this time. To the extent that funds generated by our initial public offering, together with existing cash and securities and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. Other than our agreement with ATN and our recently-closed acquisition of Teleradiology Diagnostic Service, Inc., we do not currently have any obligations pursuant to any agreement or binding letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies. However, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

Our Sydney office lease and our medical liability insurance policy are collateralized by separate letters of credit totaling approximately $0.6 million and $0.5 million as of December 31, 2006 and 2005, respectively.

Contractual Obligations

The following table presents a summary of our contractual obligations as of December 31, 2006

	Payments Due Within
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating lease commitments	$1,297,809	$2,164,058	$1,330,761	$2,229,885	$7,022,513

Total contractual obligations	$1,297,809	$2,164,058	$1,330,761	$2,229,885	$7,022,513

Recently Adopted Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee (APB 25), and its related implementation guidance. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments. In accordance with SFAS No. 123(R), the Company expenses the fair value of all employee stock option awards in the Company’s statement of operations, typically, over the related vesting period of the options. SFAS No. 123(R) requires use of fair value to measure share-based awards issued to employees, computed at the date of grant. The Company adopted SFAS No. 123(R) as of January 1, 2006 and the adoption did not have a material effect on the Company’s financial position or results of operation.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 as of January 1, 2006 and the adoption did not have a material effect on the Company’s financial position or results of operation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 as of January 1, 2006 and the adoption did not have a material effect on the Company’s financial position or results of operation.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is to become effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 during the fourth quarter of 2006. The adoption of this bulletin did not have a material impact on the Company’s financial position or results of operation.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operation.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value according to accounting principles generally accepted in the United States, and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. The provisions of SFAS No. 157 are effective as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position or results of operation.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Although most of our affiliated radiologists work from our centralized reading facilities in Australia and Switzerland, the professional service fees we pay to our affiliated radiologists are denominated primarily in U.S. dollars. As a result, only our operating leases in those countries present foreign currency exchange risks. Because we are not currently subject to material foreign currency exchange risk, we have not, to date, entered into any hedging contracts. If a weakening U.S. dollar requires us to increase the amounts we pay to our affiliated radiologists in the future in order to maintain a constant level of compensation denominated in U.S. dollars, our results of operations and cash flows could be affected. Any foreign exchange risks are related to the foreign currency exchange rates between the U.S. dollar and the Australian dollar and between the U.S. dollar and the Swiss franc.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $46.5 million at December 31, 2006 and $12.6 million at December 31, 2005. These amounts were invested primarily in interest-bearing money market accounts. Additionally, we had marketable securities totaling $37.8 million at December 31, 2006 invested primarily in U.S. government agency securities and municipal securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, any declines in interest rates will reduce future investment income.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NightHawk Radiology Holdings, Inc. and subsidiaries

Coeur d’Alene, Idaho

We have audited the accompanying consolidated balance sheets of NightHawk Radiology Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, members’ and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audit also included the consolidated financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NightHawk Radiology Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company was recapitalized in March 2004.

/s/ DELOITTE AND TOUCHE, LLP

Boise, Idaho

March 1, 2007

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$46,500,818	$12,610,487
Marketable securities	37,810,963
Trade accounts receivable, net	12,706,146	10,485,571
Deferred income taxes	365,930	19,839
Prepaid expenses and other current assets	2,076,037	2,164,126

Total current assets	99,459,894	25,280,023
Property and equipment, net	6,192,541	5,079,280
Goodwill	4,913,844	1,335,788
Intangible assets, net	2,922,543	3,431,418
Deferred income taxes	2,480,972
Other assets, net	96,572	409,253

Total	$116,066,366	$35,535,762

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$9,052,634	$5,502,977
Dividends declared		7,000,000
Accrued payroll and related benefits	2,383,998	2,366,430
Accrued interest payable		424,601
Long-term debt, due within one year		6,229,991

Total current liabilities	11,436,632	21,523,999
Insurance reserve	2,000,000
Long-term debt		17,773,438
Fair value of redeemable preferred stock conversion feature		45,256,250
Deferred income taxes		630,303

Total liabilities	13,436,632	85,183,990

Commitments and contingencies (Note 8)
Redeemable common stock		15,356,253
Redeemable convertible preferred stock		13,156,916

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock—150,000,000 shares authorized; $.001 par value; 29,944,069 and 15,838,139 shares issued and outstanding at December 31, 2006 and 2005	29,944	15,838
Additional paid-in capital	230,116,635	9,434,351
Retained earnings (deficit)	(127,516,845)	(87,611,586)

Total stockholders’ equity (deficit)	102,629,734	(78,161,397)

Total	$116,066,366	$35,535,762

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
Service revenue	$92,168,246	$64,061,528	$39,283,002
Operating costs and expenses:
Professional services (includes non-cash compensation expense of $4,886,678, $916,170 and $1,544,781)	38,963,287	22,401,184	15,049,399
Sales, general, and administrative (includes non-cash compensation expense of $1,073,455, $3,273,018 and $144,822)	27,607,317	22,988,027	11,991,386
Depreciation and amortization	2,198,714	1,350,536	528,126

Total operating costs and expenses	68,769,318	46,739,747	27,568,911

Operating income	23,398,928	17,321,781	11,714,091
Other income (expense):
Interest expense	(562,221)	(1,178,323)	(880,671)
Interest income	3,027,917	67,072	40,835
Other, net	(34,258)	(51,147)	(28,953)
Change in fair value of redeemable preferred stock conversion feature	(44,183,770)	(39,728,473)	(3,857,500)

Total other income (expense)	(41,752,332)	(40,890,871)	(4,726,289)

Income (loss) before income taxes	(18,353,404)	(23,569,090)	6,987,802
Income tax expense	10,047,713	6,391,302	3,662,563

Net income (loss)	(28,401,117)	(29,960,392)	3,325,239
Redeemable preferred stock accretion	(117,534)	(1,062,451)	(764,742)
Preferred dividends		(5,486,555)

Net income (loss) applicable to common stockholders	$(28,518,651)	$(36,509,398)	$2,560,497

Earnings (loss) per common share:
Basic and diluted	$(1.00)	$(2.11)	$0.11
Weighted average of common shares outstanding:
Basic and diluted	28,528,079	17,273,970	24,196,437

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid- in Capital	Members’ Equity	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance—January 1, 2004				$915,815	$4,718,315	$5,634,130
Net income					3,325,239	3,325,239
Redemption of member’s units				(556,293)	(743,707)	(1,300,000)
Distributions to members					(2,885,259)	(2,885,259)
Recapitalization of the Company	15,042,860	$15,043	$3,761		(26,135,903)	(26,117,099)
Stock contributed by stockholders	(1,646,376)	(1,646)	1,646
Issuance of common stock to non-employees	1,007,500	1,007	1,812,492	(359,522)		1,453,977
Issuance of restricted stock to non-employees	638,876	639	99,781			100,420
Issuances of stock options—employees			44,403			44,403
Issuances of stock options—non-employees			45,572			45,572
Stock compensation paid by principal stockholders			45,231			45,231
Stock issued in acquisition	480,000	480	863,520			864,000
Accretion of redeemable common stock					(3,154,822)	(3,154,822)
Accretion of redeemable preferred stock					(764,742)	(764,742)

Balance—December 31, 2004	15,522,860	$15,523	$2,916,406	$—	$(25,640,879)	$(22,708,950)
Net loss					(29,960,392)	(29,960,392)
Issuance of restricted stock to non-employees			2,926,255			2,926,255
Issuance of stock options—employees			346,763			346,763
Issuance of stock options—non-employees			916,170			916,170
Stock issued in acquisition	315,279	315	2,328,757			2,329,072
Accretion of redeemable common stock					(10,947,864)	(10,947,864)
Accretion of redeemable preferred stock					(1,062,451)	(1,062,451)
Dividends paid ($.549 per common and preferred share)					(13,000,000)	(13,000,000)
Dividends declared ($.295 per common and preferred share)					(7,000,000)	(7,000,000)

Balance—December 31, 2005	15,838,139	$15,838	$9,434,351	$—	$(87,611,586)	$(78,161,397)
Net loss					(28,401,117)	(28,401,117)
Shares issued upon exercise of stock options	134,498	134	403,469			403,603
Issuance of stock options—employees			879,875			879,875
Issuance of stock options—non-employees			5,080,258			5,080,258
Issuance of stock—initial public offering	5,800,000	5,800	86,298,200			86,304,000
Stock issuance costs			(2,112,365)			(2,112,365)
Conversion of redeemable preferred stock	6,500,003	6,500	13,267,950			13,274,450
Reclassification of redeemable common stock	1,671,429	1,672	26,741,189			26,742,861
Termination of redeemable preferred stock conversion feature			89,440,020			89,440,020
Accretion of redeemable common stock					(11,386,608)	(11,386,608)
Accretion of redeemable preferred stock					(117,534)	(117,534)
Excess tax benefit from stock options exercised			683,688			683,688

Balance—December 31, 2006	29,944,069	$29,944	$230,116,635	$—	$(127,516,845)	$102,629,734

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(28,401,117)	$(29,960,392)	$3,325,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,198,714	1,350,536	528,126
Accretion of discounts on marketable securities	(634,848)
Other loss	365,024	22,748
Deferred income taxes	(3,418,406)	(771,922)	154,180
Change in fair value of redeemable preferred stock conversion feature	44,183,770	39,728,473	3,857,500
Non-cash stock compensation expense	5,960,133	4,189,188	1,689,603
Excess tax benefit from exercise of stock options	(683,688)
Provision for doubtful accounts and sales credits	256,503	310,178
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade accounts receivable	(2,477,078)	(3,717,638)	(2,764,779)
Prepaid expenses and other assets	(1,355,059)	(1,941,686)	(117,983)
Accounts payable and accrued expenses	3,543,763	1,652,384	1,699,444
Accrued payroll and related benefits	17,568	490,297	1,625,364
Accrued interest payable	(424,601)	176,382	248,219

Net cash provided by operating activities	19,130,678	11,528,548	10,244,913

Cash flows from investing activities:
Purchase of marketable securities	(84,823,115)
Proceeds from maturities of marketable securities	47,647,000
Purchase of property and equipment	(2,872,419)	(2,841,764)	(2,213,459)
Acquisition of DayHawk, net of cash acquired of $119,618			(630,382)
Payment of amount related to DayHawk acquisition		(500,000)
Cash received from ATN acquisition		36,695

Net cash used in investing activities	(40,048,534)	(3,305,069)	(2,843,841)

Cash flows from financing activities:
Borrowings from (repayments to) line of credit		(3,000,000)	3,000,000
Proceeds from note payable and debt	7,000,000	25,780,900	12,000,000
Repayment of notes payable and debt	(31,003,429)	(11,207,753)	(3,260,000)
Proceeds from issuance of common stock, net of issuance costs	84,724,323
Proceeds from exercise of stock options	403,605
Excess tax benefit from exercise of stock options	683,688
Purchase of membership units			(24,185,672)
Expenses related to recapitalization			(1,463,527)
Proceeds from issuance of preferred stock			13,000,000
Distributions to members			(2,862,132)
Dividends paid	(7,000,000)	(13,000,000)

Net cash provided by (used in) financing activities	54,808,187	(1,426,853)	(3,771,331)

Net increase in cash and cash equivalents	33,890,331	6,796,626	3,629,741
Cash and cash equivalents—beginning of year	12,610,487	5,813,861	2,184,120

Cash and cash equivalents—end of year	$46,500,818	$12,610,487	$5,813,861

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended December 31,
	2006	2005	2004
Supplemental disclosures of cash flow information:
Cash paid for interest	$648,236	$963,794	$632,452
Cash paid for income taxes	$14,119,091	$6,689,743	$3,366,775
Non-cash investing and financing activities:
Accretion of redeemable preferred stock	$117,534	$1,062,451	$764,742
Accretion of redeemable common stock	$11,386,608	$10,947,864	$3,154,822
Conversion of redeemable convertible preferred stock	$13,274,450
Conversion of redeemable common stock	$26,742,861
Termination of preferred stock conversion feature	$89,440,020
Stock issuance costs paid in 2005 reclassified to additional paid-in capital	$532,686
Purchases of equipment included in accounts payable	$78,441	$22,114
Prepayment of expenses with notes payable		$780,900
Dividends declared and not paid		$7,000,000
Stock issuance costs included in accounts payable and accrued expenses		$900,767
Common stock issued in recapitalization			$18,804
Distributions payable to former LLC member			$23,127
Details of ATN acquisition:
Receivables		$(1,005,609)
Other assets		$(257,435)
Property and equipment	$105,991	$(293,183)
Deferred income tax assets		$(71,592)
Goodwill	$(3,578,056)	$(381,000)
Intangible assets		$(2,680,000)
Accounts payable and other liabilities		$666,215
Deferred income tax liabilities	$(38,960)	$1,299,945
Notes payable assumed		$430,282
Issuance of common stock		$2,329,072
Contingently issuable common stock	$3,511,025

Net cash received in acquisition	$0	$36,695

Details of DayHawk acquisition:
Receivables			$(472,037)
Other assets			$(26,038)
Goodwill			$(954,788)
Intangible assets			$(1,040,000)
Accounts payable and other accrued expenses			$238,481
Notes payable assumed			$260,000
Payable to seller			$500,000
Issuance of common stock			$864,000

Net cash paid for acquisition			$(630,382)

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

On February 8, 2006, a registration statement relating to the Company’s initial public offering of its common stock was declared effective by the Securities and Exchange Commission. Under this registration statement, the Company registered and sold 5,800,000 shares of its common stock, and another 1,445,000 shares of its common stock held by certain selling stockholders. All shares of common stock issued pursuant to the registration statement were sold at a price of $16.00 per share.

As of December 31, 2006, the legal entity structure for the Company is as follows:

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

•

On March 31, 2004, the Company, the LLC, and certain members of the LLC entered into a Securities Purchase and Contribution Agreement with an investment firm pursuant to which the Company sold debt and equity securities to raise capital to fund the purchase of LLC membership units held by a selling member of the LLC. The investment firm purchased securities of the new Company for $25,000,000, consisting of $12,000,000 of subordinated debt (see Note 7) issued by the LLC and $13,000,000 of the Company’s Series A Convertible Redeemable Preferred Stock (6,500,003 shares).

•	Proceeds from the investment firm’s $25,000,000 investment were used as follows:

•	$23,400,000 to purchase 607.25 membership units owned by a selling member.

•	$1,463,527 to fund recapitalization transaction expenses.

•	$136,473 for general working capital purposes.

As part of this recapitalization, certain LLC members who were also executive officers of the LLC exchanged their 335.75 membership units for 16,714,286 shares of common stock of the Company (which includes 1,671,429 shares of redeemable common stock as discussed in Note 13). As a result of the preceding transactions, the Company was capitalized with 6,500,003 shares of Series A preferred stock and 16,714,286 shares of common stock. The rights, preferences and privileges of the preferred and common stockholders are described in Note 13.

In accordance with Statement of Financial Accounting Standards (SFAS) SFAS No. 141, Business Combinations, the Company analyzed the transaction and concluded that no change in control occurred. Consequently, the transaction was accounted for as a recapitalization. Significant factors considered in this analysis included relative voting rights, composition of governing body, and composition of senior management as set forth in the applicable charter documents and governing stockholder agreements. The conclusion that no change in control occurred was determined after analyzing these factors both prior to (LLC), and subsequent to, the transaction.

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

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of these estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, fair value of acquired intangible assets and goodwill, fair value of redeemable preferred stock conversion feature, useful lives of intangible assets and property and equipment, income taxes, the loss contingency for medical liability claims and estimates used for the purpose of determining stock-based compensation.

Cash and Cash Equivalents—The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

Trade Accounts Receivable—Trade accounts receivable represent receivables for radiology services and are recorded at the invoiced amount and are non-interest bearing. The Company has a history of minimal uncollectible receivables. Management reviews past due accounts receivable to identify specific customers with known disputes or collectibility issues. As of December 31, 2006 and 2005, the Company had reserved approximately $380,000 and $312,000, respectively, for doubtful accounts based on its estimate of the collectibility of outstanding receivables as of those dates.

Marketable Securities—The appropriate classification of investments in marketable debt and equity securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable debt and equity securities have been classified and accounted for as available for sale. The Company may or may not hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities. The Company expects that the majority of marketable securities will be sold within one year, regardless of maturity date. The Company primarily invests in high-credit-quality debt instruments with an active resale market and money market funds to ensure liquidity and the ability to readily convert these investments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, all marketable securities have been classified as current assets in the accompanying balance sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded as interest expense. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income or expense.

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

The Company records reserves for both reported and incurred but not reported (IBNR) amounts. Reported amounts are reserved based upon the Company’s best estimate of future probable costs. IBNR claims are estimated by a third party using historical claims lag information received by our third party claims administrator and industry indices. Due to the uncertainty of health claims, the shortness of claim history and the young age of the teleradiology industry, the Company had not been able to estimate this cost in prior years. This reserve is intended to cover potential medical claims that might arise related to all of the radiological interpretations performed by the company’s doctors since inception.

Operating Leases—The Company leases various office space under operating leases. Certain lease arrangements contain rent escalation clauses for which the lease expense is recognized on a straight-line method over the term of the leases.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets—The value of goodwill and intangible assets is stated at the lower of cost or fair value. Goodwill is not subject to amortization; however it is subject to periodic impairment assessments. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to perform at least an annual goodwill impairment test and to consider other indicators that may arise throughout the year to re-evaluate carrying value. To the extent carrying value exceeds fair value at the date impairment is tested, the Company reduces goodwill by recording a charge to operations. The annual impairment test is performed as of October 1 of each fiscal year and the conclusion was reached that goodwill was not impaired at October 1, 2006 or 2005. Goodwill impairment tests will continue to be performed at least annually and more frequently if circumstances indicate a possible impairment. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives (see Note 5).

Revenue Recognition and Presentation—Service revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Service revenue consists of fees for radiological interpretations and is recognized in the fiscal month when the radiological interpretation is complete and delivered to the customer.

Professional Services Expenses—Professional service expenses consist primarily of the fees we pay to affiliated radiologists, any physician stock-based compensation, the premiums for medical liability insurance and any medical liability claims loss expenses. Affiliated radiologists are independent contractors compensated using a formula that is generally based upon the number of hours worked, with additional incentives for the workload completed as well as year-end discretionary bonuses. Professional services expenses are recognized in the month in which the services are performed. The Company recognizes expenses associated with medical liability premiums in the month in which the expense is incurred. The Company records medical liability loss contingency expenses in the month in which the Company deems such liability probable.

Stock-Based Compensation—The Company records stock-based compensation expense in connection with any grant of stock options or restricted stock units to affiliated radiologists. Beginning on January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123 (R)). As a result, the Company calculates the stock-based compensation expense associated with the issuance of stock-based compensation to affiliated radiologists in accordance with SFAS No. 123 (R), and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF No. 96-18). The Company calculates the stock-based compensation expense related to the issuance of common stock or restricted stock units to affiliated radiologists based on the fair value of common stock at the date the shares or restricted stock units were earned. Stock-based compensation related to affiliated radiologists is included in professional services expenses.

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

Prior to January 1, 2006, the Company calculated the stock-based compensation expense associated with the issuance of stock-based compensation to affiliated radiologists in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS No. 148) and EITF No. 96-18.

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

Earnings Per Common Share—Basic earnings per common share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per common share are based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from the earnings per common share computations. Earnings per common share are computed separately for each period presented.

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality credit institutions. At times, such amounts may be in excess of insured amounts. As of December 31, 2006 and 2005, a total of approximately $10,690,000 and $13,158,000, respectively, of cash and cash equivalents was in excess of insured amounts.

Fair Value of Financial Instruments—The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, marketable securities, accounts receivable and current liabilities approximate their fair value because of their short duration.

Derivative Financial Instruments—The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company records derivative financial instruments as assets or liabilities in the consolidated balance sheet, measured at fair value. When available, the Company uses quoted market prices to determine fair value; however, if quoted market prices are not available, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The Company records the changes in fair value of such instruments as non-cash gains or losses in the consolidated statements of operations. The Company does not enter into derivatives for trading purposes and has no derivative financial instruments as of December 31, 2006.

Recently Adopted Accounting Standards—In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee (APB 25), and its related implementation guidance. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments. In accordance with SFAS No. 123(R), the Company expenses the fair value of all employee stock option awards in the Company’s statement of operations, typically, over the related vesting period of the options. SFAS No. 123(R) requires use of fair value to measure share-based awards issued to employees, computed at the date of grant. The Company adopted SFAS No. 123(R) as of January 1, 2006 and the adoption did not have a material effect on the Company’s financial position or results of operation.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 as of January 1, 2006 and the adoption did not have a material effect on the Company’s financial position or results of operation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 as of January 1, 2006 and the adoption did not have a material effect on the Company’s financial position or results of operation.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is to become effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 during the fourth quarter of 2006. The adoption of this bulletin did not have a material impact on the Company’s financial position or results of operation.

Recently Issued Accounting Standards—In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operation.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value according to accounting principles generally accepted in the United States, and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. The provisions of SFAS No. 157 are effective as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position or results of operation.

3. ACQUISITIONS

DAYHAWK

In November 2004, the Company completed the purchase of DayHawk Radiology Services, LLC (“DayHawk”), an unrelated party. The acquisition expanded the Company’s presence in additional markets. DayHawk was acquired for $1,250,000 in cash ($750,000 paid in 2004 and $500,000 paid in 2005), 480,000 shares of common stock with an estimated fair value of $864,000 and the assumption of $498,481 in liabilities for total consideration of $2,612,481. The fair value of the common stock issued in connection with the DayHawk acquisition was determined by management with the assistance of an independent valuation specialist.

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

	$1,040,000

All intangible assets are amortized on a straight-line basis over their expected useful lives (Note 5).

The following pro forma information assumes the DayHawk acquisition occurred as of January 1, 2004. The unaudited pro forma financial information summarizes the results of operations for the year ended December 31, 2004. The pro forma results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of the year or of future operations of the combined companies.

Year Ended December 31, 2004
(unaudited)
Service revenue	$41,409,715
Net income	$2,981,981
Net income applicable to common stockholders	$2,217,239
Earnings per common share, basic and diluted	$0.09

AMERICAN TELERADIOLOGY NIGHTHAWKS, INC.

On September 30, 2005, the Company completed the purchase of American Teleradiology Nighthawks, Inc. (ATN), an unrelated party. The acquisition expanded the Company’s presence in additional markets. ATN was acquired for total consideration of:

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

•

$3,511,025 was recorded as additional consideration in September 2006, to be issued as an estimated 183,000 shares of the Company’s stock to stockholders of ATN as of the acquisition date. The additional consideration was calculated in accordance with the provisions of the purchase agreement as the amount equal to (a) the quotient obtained by dividing (i) revenue generated by the off-hours teleradiology business from ATN customers during the twelve month period ended September 30, 2006 by (ii) $12.69 (which was the value per share of Company common stock on the date of completion of the acquisition (as agreed by the parties)) minus (b) 315,279 (which was the number of shares of Company common stock issued to the stockholders of ATN at the completion of the acquisition). The contingent consideration ultimately due is subject to agreement by the former stockholders and Company management.

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

The acquisition of ATN resulted in the assets acquired and liabilities assumed being recorded based on their estimated fair values on the acquisition date. Goodwill of $3,959,056, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS No. 142. As part of the acquisition, the Company also assumed liabilities for employee relocation and employee termination costs. The results of operations of ATN have been included in the Company’s consolidated statements of operations and cash flows starting on October 1, 2005.

The following table presents the allocation of the purchase price to the acquired assets and liabilities:

Current assets	$1,371,331
Furniture and fixtures	187,192
Intangible assets	2,680,000
Goodwill	3,959,056

Assets acquired	8,197,579

Current liabilities assumed	1,096,497
Long-term liabilities assumed	1,260,985

Liabilities assumed	2,357,482

Net assets acquired	$5,840,097

The amount allocated to intangible assets was attributed to the following categories:

	Acquired Value	Estimated Useful Life
Customer lists and relationships	$1,880,000	6 years
Tradename and trademarks	640,000	10 years
Noncompete agreements	160,000	3 years

	$2,680,000

All intangible assets are amortized on a straight-line basis over their expected useful lives (Note 5). The following unaudited pro forma information assumes the ATN acquisition occurred as of January 1, 2004. The unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2005 and 2004. The unaudited pro forma results are not necessarily indicative of what would have occurred had the acquisition actually been made as of January 1, 2004 or of future operations of the combined companies.

	Year Ended December 31, 2005	Year Ended December 31, 2004
	(unaudited)
Service revenue	$67,265,213	$40,842,193
Net income (loss)	$(29,842,708)	$2,795,736
Net income (loss) applicable to common shareholders	$(36,391,714)	$2,030,994
Earnings (loss) per common share, basic and diluted	$(2.08)	$0.09

4. MARKETABLE SECURITIES

At December 31, 2006, marketable securities includes various available-for-sale securities. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Gross unrealized gains and losses on marketable securities were not significant at December 31, 2006.

Below are the Company’s marketable securities as of December 31, 2006:

Fair Value
Due in one year or less:
U.S. Government and Federal Agency Securities	$19,931,536
Municipal Securities	7,049,427
Due after three years:
Municipal Securities	10,830,000

Total Marketable Securities	$37,810,963

5. INTANGIBLE ASSETS

The Company records intangible assets at historical cost. The Company amortizes its intangible assets using the straight-line method over their estimated useful lives. The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. In addition, the Company reviews its indefinite-lived intangible assets at least annually for impairment and reassesses their classification as indefinite lived assets. As a result of the annual review, the Company identified that due to industry changes and changes in company directions, the Tradename with an indefinite life should be changed to a definite life. This change will result in higher amortization expense as reflected in the table below. The Company noted no impairments as part of the analysis.

A summary of intangible assets at December 31 is as follows:

	Estimated Useful Life	2006	2005
Amortized intangible assets:
Customer lists and relationships	6-10 years	$2,620,000	$2,620,000
Tradename and trademarks	10 years	790,000	150,000
Customer contracts	7 months	100,000	100,000
Noncompete agreements	2-3 years	210,000	210,000

		3,720,000	3,080,000
Accumulated amortization		(797,457)	(288,582)

Total amortized intangible assets		$2,922,543	$2,791,418

Unamortized intangible assets:
Tradename and trademarks		—	640,000

Total intangible assets		$2,922,543	$3,431,418

Amortization expense was approximately $509,000, $253,000 and $36,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

Estimated Amortization Expense:	Amount
Year ending December 31, 2007	$526,778
Year ending December 31, 2008	513,444
Year ending December 31, 2009	473,444
Year ending December 31, 2010	473,444
Year ending December 31, 2011	395,111
Thereafter	540,322

Total	$2,922,543

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2006	2005
Computers, diagnostic workstations, and telecommunications systems	$4,353,715	$3,361,821
Office furniture and equipment	813,614	530,544
Software	3,162,586	1,803,112
Leasehold improvements	1,286,507	1,208,020

	9,616,422	6,903,497
Less accumulated depreciation	(3,423,881)	(1,824,217)

	$6,192,541	$5,079,280

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was approximately $1,690,000, $1,098,000 and $492,000, respectively.

7. LONG-TERM DEBT

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

In August 2005, the Company executed an amendment to its loan and security agreement with Comerica Bank to increase the Company’s term loan facility by an additional $20,000,000 from an aggregate of $12,000,000 to $32,000,000. Interest under the facility was computed based, at the Company’s option, on Comerica’s prime rate, or certain LIBOR rates, plus a margin.

The additional $20,000,000 in available funding was comprised of two separate term loans: 1) $13,000,000 was combined with the previous $12,000,000 to form “Term Loan A” and 2) another $7,000,000 was available (“Term Loan B”) for borrowing prior to February 28, 2006. The purpose of this additional $20,000,000 was to fund two special dividends declared by the Company’s Board of Directors in September 2005 (see Note 13).

In September 2005, the Company borrowed the $13,000,000 to fund the first special dividend. The effective interest rate on this term loan was accrued at 7.25% at December 31, 2005 based on the lender’s prime rate. As a result of this borrowing, the outstanding balance of Term Loan A as of December 31, 2005 was approximately $24,000,000.

As a result of the ATN acquisition in September 2005, the Company assumed two lines of credit. Both lines of credit were repaid and terminated in November 2005.

On February 9, 2006, the Company borrowed an additional $7,000,000 under its term loan facility with Comerica Bank and distributed the full amount as a special dividend to the holders of its common stock and its then-outstanding redeemable convertible preferred stock. See Dividends discussion in Note 13. On January 2, 2006, the Company paid a regularly scheduled debt payment to Comerica in the amount of approximately $1,100,000. On February 14, 2006, the Company repaid in full the debt and interest outstanding with Comerica Bank in the amount of approximately $30,100,000 with proceeds from the Company’s initial public offering. Subsequent to repaying this outstanding debt, the Company terminated its term and revolving loan facilities with Comerica Bank in the first quarter of 2006.

8. COMMITMENTS AND CONTINGENCIES

Leases—The Company has operating leases with varying periods for offices around the world. Total rent expense was approximately $1,141,000, $793,000 and $457,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The following is a schedule of approximate future minimum lease payments under operating leases as of December 31, 2006:

2007	$1,297,809
2008	1,353,662
2009	810,396
2010	742,513
2011	588,248
Thereafter	2,229,885

$7,022,513

In January 2007, the Company signed a lease for a new reading facility in San Francisco, California. The lease expires in 2012 and resulted in an additional total lease commitment of approximately $1,268,000.

Letters of Credit—The Company’s Sydney office lease and the Company’s malpractice insurance are collateralized by separate letters of credit in the amounts of approximately $173,000 and $400,000, respectively, as of December 31, 2006 and approximately $163,000 and $300,000, respectively, as of December 31, 2005.

Litigation—The Company is involved in litigation in the normal course of business. After consultation with legal counsel, management estimates that at December 31, 2006 and 2005 these matters are expected to be resolved without material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

The Company records reserves for both reported and incurred but not reported (IBNR) amounts. Reported amounts are reserved based upon the Company’s best estimate of future probable costs and totaled $700,000 and $100,000 at December 31, 2006 and 2005, respectively. IBNR claims are actuarially estimated by a third party using historical claims lag information received by our third party claims administrator and industry indices. Due to the uncertainty of health claims, the shortness of claim history and the young age of the teleradiology industry, the Company had not been able to estimate this cost in prior years. As of December 31, 2006, the Company was able to have an actuarial study performed and as a result, the Company recorded a $2,000,000 (pre-tax) reserve for these potential liabilities based on this analysis. This reserve is intended to cover potential medical claims that might arise related to all of the radiological interpretations performed by the Company’s doctors since inception.

9. RELATED PARTY TRANSACTIONS

During 2004, a stockholder of the Company who is also an officer of the Company, provided radiology services to the Company. In addition to salary, the Company paid approximately $65,000 for his radiology services. No services were provided during the years ended December 31, 2006 or 2005.

The Company provided radiology services to a former member of Nighthawk Radiology Services, LLC without charge. The former member provides radiology readings to a local hospital during business hours and the Company provided off-hours and emergency radiology readings to a local hospital on the member’s behalf. The estimated value of the services provided by the Company, based on rates charged to unrelated third parties for 2006, 2005 and 2004, was approximately $110,000, $110,000 and $113,000, respectively. These services are included in service revenue and professional fees.

During the year ended December 31, 2004, the Company entered into a debt transaction for $12,000,000 with its preferred stockholder (see Note 7). The Company incurred approximately $271,000 and $850,000 of interest related to this debt in 2005 and 2004, respectively. The debt was refinanced in April 2005 with a commercial bank.

On May 28, 2004, the Company issued 638,876 shares of restricted common stock to a person who subsequently became a non-employee member of the Company’s Board of Directors. These shares have been recorded in accordance with EITF No. 96-18. In 2004, the Company recognized non-cash stock compensation expense of approximately $100,000. On June 9, 2005, the Company’s Board of Directors accelerated vesting of these shares and as a result, the Company recognized non-cash stock compensation expense of approximately $2,900,000.

In November 2004, the Company issued 1,007,500 shares of common stock to a related party who had previously been granted a warrant to purchase units in the LLC in 2003. These warrants were accounted for in accordance with EITF No. 96-18 and resulted in non-cash stock compensation of approximately $1,500,000 in 2004.

10. STOCK COMPENSATION PLANS

Adoption of SFAS 123(R).    Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) for its stock-based compensation plans. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes APB 25. In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in the adoption of SFAS No. 123(R).

The Company previously accounted for these plans under the recognition and measurement principals and disclosure requirements established by SFAS No. 123, as amended by SFAS No. 148. Under SFAS No. 123, compensation expense was recorded in operations for the Company’s stock-based awards granted under the 2004 plan, so compensation expense related to all the Company’s stock-based compensation plans have been recorded in both the current and prior year comparative periods.

The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of fiscal year 2006. The financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Share Based Award Plans.    The Company has two stock-based award plans, the 2004 Stock Plan (the “2004 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”).

The 2004 Stock Plan was adopted by the Board of Directors and authorizes the grant or issuance of options and other awards including a repurchase option. When initially adopted, the Plan allowed for a maximum number of shares of 1,221,805 shares, subject to adjustment for stock splits, stock dividends and similar events. In March 2005, the Board of Directors increased the option pool by 320,000 shares, an additional 120,000 shares in September 2005, and 120,000 shares in November 2005 bringing the total authorized number of option shares to 1,781,805 as of December 31, 2005. The shares may be authorized but unissued or reacquired common stock.

On February 14, 2006, the 2006 Plan became effective, with a total of 1,600,000 shares of our common stock initially authorized for issuance thereunder. In addition, shares available for grant under the 2004 Plan as of such date were rolled over and became available for grant under the 2006 Plan, as will shares subject to options that expire or are cancelled or forfeited under the 2004 Plan. In addition, on the first day of each fiscal year beginning in 2007, the number of shares available for issuance under the 2006 Plan may be increased by an amount equal to the lesser of (i) 3% of the outstanding shares of our common stock on the first day of the fiscal year, and (ii) such other amount as our board of directors may determine. At December 31, 2006, the Company had 1,528,392 stock-based awards available to be issued under its 2006 Plan.

The Board of Directors administers the Plan and establishes to whom the awards are granted, and the terms and conditions, including the exercise period, of such awards. All stock options granted have an exercise price equal to or greater than the fair value of our common stock on the date the option is granted. Stock options granted generally have a contractual term of ten years and vest over three years. The Company recognizes compensation cost for employee options on a straight-line basis over the service period for the entire award.

Non-Employee Grants.    The Company records stock-based compensation expense in connection with any grant of stock options, restricted stock units, or other issuance of shares of common stock to our affiliated radiologists. Stock-based compensation expense associated with the issuance of stock options to our affiliated radiologists is calculated in accordance with SFAS No. 123 (R) and EITF No. 96-18, by determining the fair value using a Black-Scholes model.

In accordance with EITF No. 96-18, because our radiologists are treated as independent contractors and not as employees, we calculate the fair value of the stock-based compensation expense in each period. The expense amount is determined by calculating the fair value of the shares earned in each period and recording that amount as expense during such period. If the price of our common stock increases over a given period, this accounting treatment results in compensation expense that exceeds the expense we would have recorded if these individuals were employees. Stock-based compensation to our affiliated radiologists is included in professional services expense.

A summary of our stock-based award activity for employees and non-employees under the 2004 and 2006 plans are as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	1,723,590	$3.47
Granted	170,320	15.17
Exercised	(134,498)	3.00
Cancelled	(79,849)	6.01

Outstanding as of December 31, 2006	1,679,563	$4.58	8.17	$35,144,000

Exercisable as of December 31, 2006	380,344	$2.98	8.04	$8,567,000
Vested and expected to vest as of December 31, 2006	1,334,418	$4.50	8.17	$28,020,000

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options. The weighted-average grant date fair value of stock options granted, the total intrinsic value of options exercised and the fair value of shares that have vested during each of the past three years is as follows:

	Fiscal Years Ended December 31,
	2006	2005	2004
Weighted-average grant date fair value	$8.39	$2.43	$0.99
Intrinsic value of exercised options	$2,180,000	—	—
Fair value of shares vested	$407,000	$150,000	$—

During the year ended December 31, 2006, options to purchase 134,498 shares of common stock were exercised for proceeds of approximately $404,000. There were no exercises in 2005 or 2004.

A reconciliation of the non-vested options as of December 31, 2006, and changes during the fiscal year then ended is as follows:

Outstanding Non-Vested Stock Options	Number of Stock Options	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2006	1,532,912	$1.70
Granted	170,320	8.39
Vested	(324,164)	1.26
Cancelled	(79,849)	2.65

Outstanding as of December 31, 2006	1,299,219	$2.63

During the year ended December 31, 2006, the Company utilized restricted stock unit awards for the first time. Activity related to these restricted stock unit awards is as follows:

Restricted Stock Unit Awards	Number of Awards	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	—	—
Granted	97,272	$20.15
Exercised	—	—
Cancelled	(1,920)	19.88

Outstanding as of December 31, 2006	95,352	$20.16	2.06	$2,431,000

Exercisable as of December 31, 2006	—	—	—	—
Vested and expected to vest as of December 31, 2006	74,405	$20.16	1.95	$1,897,000

As of December 31, 2006, total remaining unrecognized compensation cost related to unvested stock-based employee/director arrangements was approximately $1,100,000 and is expected to be recognized over a weighted average period of 0.9 years.

Recognition of compensation expense.    Stock-based compensation expense, along with the related income tax benefit, for each of the past three years was approximately as follows:

	Fiscal Years Ended December 31,
	2006	2005	2004
Stock-based compensation expense recognized	$5,960,000	$4,189,000	$1,690,000
Income tax benefit recognized	(2,316,000)	(1,626,000)	(658,000)

After-tax stock-based compensation expense	$3,644,000	$2,563,000	$1,032,000

We measure the compensation cost associated with stock-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Dividend yield	—	—	—
Expected volatility	39%	39%	54%
Risk-free interest rates	4.84%	4.10%	3.25%
Expected term for employees (years)	4.7	3.0	3.0
Expected/remaining term for non-employee (years)	10	10	10

Expected volatility is estimated based on evaluating similar companies’ volatility rates, due to the Company’s limited trading history. The Company anticipates incorporating its history into the estimates as it becomes available. The risk-free interest rate is based on the U.S. treasury yields in effect at the time of grant corresponding with the expected term of the options. The expected option term for employees is the number of years estimated that options will be outstanding prior to exercise considering vesting schedules, historical exercise experience and factors.

11. EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Fiscal Years Ended December 31,
	2006	2005		2004
Numerator:
Net income (loss) available in basic calculation	$(28,518,651)	$(36,509,398)		$2,560,497
Plus: Income impact of assumed conversions of preferred stock dividends	(a)		(a)		(a)

Income (loss) available to common stockholders plus assumed conversions	$(28,518,651)	$(36,509,398)		$2,560,497

Denominator:
Weighted-average common shares outstanding—basic	28,528,079	17,273,970		24,196,437
Effect of dilutive stock options and restricted stock units	(b)		(b)		(b)
Effect of convertible preferred stock	(a)		(a)		(a)
Effect of contingently issuable shares	(c)	—		—

Weighted average common shares outstanding—dilutive	28,528,079	17,273,970		24,196,437

Earnings (loss) per common share—basic and diluted	$(1.00)	$(2.11)		$0.11

(a)	The income impact of assumed conversions of the preferred stock dividends and the effect of the convertible preferred stock in the denominator are anti-dilutive.
(b)	The effects of the shares which would be issued upon exercise of these options and restricted stock units have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.
(c)	The effects of the shares which would be issued upon finalization of our ATN purchase have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.

12. INCOME TAXES

Until March 2004, the Company operated as NightHawk Radiology Services, LLC, an Idaho limited liability company (the “LLC”). The Company was recapitalized in March 2004 and NightHawk Radiology Holdings, Inc. was formed for the purpose of acquiring all of the outstanding units of the LLC and all of the outstanding shares of NRS Corporation, whose only assets were outstanding units of the LLC. The income tax effect of operations prior to March 31, 2004 is not reported in the financial statements of the Company because such operations were conducted through a limited liability company whereby such income tax obligations were the responsibility of the LLC’s members. As a result of the recapitalization on March 31, 2004 (see Note 1), the Company received approximately $514,000 from former shareholders of NRS Corporation for its portion of the income tax effect of operations through March 31, 2004. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for temporary differences at the recapitalization date and the income tax effect of recognizing these deferred items was $291,533 and is included in income tax expense for the period March 31, 2004 to December 31, 2004.

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

Deferred tax assets and liabilities consist of the following:

	December 31,
	2006	2005
Deferred tax assets:
Accrued compensation and employee benefits	$3,080,880	$790,102
Malpractice claims reserve	1,050,890	38,811
Allowance for doubtful accounts	157,476	120,967
Deferred rent	59,567	75,054
Other, net	12,125	29,109

Total deferred tax assets	4,360,938	1,054,043
Deferred tax liabilities:
Basis difference in intangible assets	566,514	696,752
Basis difference in property and equipment	473,765	265,614
Effect of change from cash to accrual accounting for tax	337,998	702,141
Prepaid expenses	135,759	—

Total deferred tax liabilities	1,514,036	1,664,507

Net deferred tax assets (liabilities)	$2,846,902	$(610,464)

For the years ended December 31, 2006 and 2005, income considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $187,000 and $83,000, respectively. Deferred U.S. income taxes have not been provided on this income, as the Company does not plan to initiate any action that would require the payment of U.S. income. It is not practical to estimate the amount of additional tax that might be payable on this undistributed foreign income.

Income tax expense consists of the following:

	Fiscal Years Ended December 31,
	2006	2005	2004
Current:
Federal	$11,181,582	$5,804,458	$2,721,537
State	2,048,848	1,077,603	548,772
Foreign	235,689	281,163	238,074

Total current	13,466,119	7,163,224	3,508,383
Deferred:
Federal	(3,073,961)	(696,118)	138,870
State	(344,445)	(75,804)	15,310

Total deferred	(3,418,406)	(771,922)	154,180

Total income tax expense	$10,047,713	$6,391,302	$3,662,563

The reconciliation between the federal statutory tax rate and the Company’s effective tax rate is as follows:

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004
Computed federal income tax expense (benefit) at the statutory rate	$(6,423,675)	35.0%	$(8,249,182)	35.0%	$2,375,850	34.0%
State income taxes, net of federal income tax benefit	987,307	(5.4)%	624,638	(2.6)%	273,950	3.9%
Net deferred tax liability recorded at March 31, 2004					291,533	4.2%
Excluded LLC operations (pre-March 31, 2004)					(717,471)	(10.3)%
Change in fair market value of redeemable preferred stock conversion feature	15,464,320	(84.2)%	13,904,966	(59.0)%	1,311,550	18.8%
Other, net	19,761	(0.1)%	110,880	(0.5)%	127,151	1.8%

	$10,047,713	(54.7)%	$6,391,302	(27.1)%	$3,662,563	52.4%

13. STOCKHOLDERS’ EQUITY AND MEMBERS’ EQUITY

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

On February 9, 2006, the Company completed an initial public offering (“IPO”) of 5,800,000 shares of its common stock, from which the Company received net proceeds of approximately $86,300,000 (after deducting the underwriting discounts and commissions). The Company had incurred approximately $2,100,000 in stock issuance costs. Subsequent to the IPO, these costs were charged against additional paid in capital on the consolidated balance sheet. In addition, at the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into common stock and, as a result, the Company did not record any additional charge associated with the change in fair value of the conversion feature of the redeemable convertible preferred stock after such date. Prior to the IPO, this redeemable convertible preferred stock was classified as mezzanine equity on the consolidated balance sheet and the fair value of the related conversion feature was classified as a liability on the consolidated balance sheet. Also as a result of the conversion of all outstanding shares of redeemable convertible preferred stock into shares of common stock, all rights of the holders of such shares to receive accrued dividends or to exercise redemption rights terminated. As a result, the accretion relating to the Company’s redeemable convertible preferred stock also terminated.

Finally, as a result of the Company’s IPO, the rights of certain holders of our common stock to have their shares redeemed by the Company terminated. Prior to the IPO, this redeemable common stock was classified as mezzanine equity on the consolidated balance sheet and we recorded periodic accretions of the redemption value of such shares at each balance sheet date. Because this redemption right expired upon the IPO, the Company will no longer be recording the periodic accretions related to these redemption rights, and these shares of common stock will no longer be recorded as mezzanine equity on the consolidated balance sheet but, instead, as shares of common stock within shareholders’ equity.

Preferred Stock—At December 31, 2005, the Company had authorized and issued 6,500,003 shares of Series A redeemable, convertible preferred stock with a par value of $0.001 per share. The holders of the preferred stock had the right but not the obligation to participate proportionately in certain types of future financings. Significant terms of this preferred stock were as follows:

•	Each share had the same voting rights as the number of common shares into which it was convertible. In addition, the holders of the Series A preferred had the right, voting separately from other stockholders, to elect one of five members of the Company’s Board of Directors (three of the remaining members are elected separately by the common stockholders and the last member is elected by both the common and preferred stockholders).

•

Dividends were cumulative and accrued on a daily basis at the rate of 6% per annum beginning on the date of issuance and based on the sum of the liquidation value ($2.00 per share) plus all accumulated and unpaid dividends. Dividends became accumulated at the end of each calendar quarter. Accumulated, accrued and unpaid dividends at December 31, 2005 were approximately $1,430,000 ($.22 per share).

•

Upon any liquidation, dissolution or winding up of the Company, the preferred stockholders were entitled to a liquidation preference payment equal to the greater of (i) the sum of the liquidation value ($2.00 per share) plus all accumulated, accrued and unpaid dividends and (ii) the amount such holder would have been entitled to receive had such holder’s shares been converted into common stock immediately prior to the liquidation, dissolution or winding up. At December 31, 2005, the liquidation value plus accumulated, accrued and unpaid dividends was approximately $14,400,000.

•

Each share was convertible, at the option of the holder, into one share of common stock (subject to adjustments for events of dilution). In addition, the Company could require the conversion of all preferred shares upon the approval of a majority of the preferred stockholders or upon the completion of a public offering of common shares underwritten by a nationally recognized investment bank yielding proceeds of at least $50,000,000 and a price of at least 4.3 times $2.00 per share (subject to adjustments for events of dilution) (a “Qualified Public Offering”).

•

Upon conversion, each holder of preferred stock was also entitled to receive payment of all accumulated, accrued and unpaid dividends on the preferred stock unless such conversion was made in connection with a public offering of the Company’s common stock.

•

In the event of a sale of more than 50% of the Company’s assets or certain changes in ownership of the Company’s stock as defined in the Company’s Amended and Restated Certificate of Incorporation, and upon the consent of the holders of a majority of the preferred stock, each holder of preferred stock could require the Company to redeem all or a portion of such shares. The redemption price was equal to the liquidation value ($2.00 per share) plus all accumulated, accrued and unpaid dividends.

•

At any time subsequent to March 31, 2011, the holders of a majority of the preferred shares could require the Company to redeem all or any portion of the preferred shares. The price paid by the Company to redeem the shares would be the greater of (i) the liquidation value ($2.00 per share) plus all accumulated, accrued and unpaid dividends, and (ii) the market value of the common stock issuable upon conversion of the preferred shares. This redemption right expired upon completion of a Qualified Public Offering.

The Series A preferred stock provided the holders the right to require the Company to redeem such shares for cash after the seventh anniversary of the issuance of the Series A preferred shares. The Company would be required to redeem the Series A preferred shares at the greater of (a) its liquidation value plus any accrued but unpaid dividends or (b) the fair value of the common shares into which the Series A preferred shares are convertible. Therefore, the embedded conversion feature required separate accounting under SFAS No. 133. Consequently, the conversion feature was bifurcated from the preferred stock and accounted for separately. The carrying value of the embedded derivative was adjusted to fair value at the end of each reporting period and the change in fair value was recognized in the statement of operations. On the date of issuance, the estimated fair value of the conversion feature was approximately $1,700,000 which was recorded as a liability on the date of issue thus reducing the recorded value of the redeemable convertible preferred stock to approximately $11,300,000. At each balance sheet date, the Company adjusted the carrying value of the embedded derivative to the estimated fair value and recognized the change in such estimated value in the consolidated statements of operations. The estimated fair value at December 31, 2005 was approximately $45,300,000.

The Company also classified the redeemable convertible preferred stock as mezzanine equity on the consolidated balance sheet. As such, the Company accreted the carrying value of such stock to its redemption value using the effective interest method through the redemption period. Total accreted value at December 31, 2005 was approximately $13,200,000, respectively.

Upon conversion of the redeemable preferred stock into common shares on the IPO date, the related embedded derivative was terminated. At termination date, the embedded derivative had an estimated fair value of approximately $89,400,000, and this amount was subsequently reclassed from the liabilities section of the balance sheet to additional paid-in-capital.

Redeemable Common Stock—At any time subsequent to March 31, 2006, three of the Company’s common stockholders who are also executives of the Company could require the Company to repurchase up to 1,671,429 shares of common stock. The repurchase price was the estimated market value of the common stock at the date of repurchase. Each of the stockholders could require a redemption one time only. This redeemable common stock was classified as mezzanine equity on the consolidated balance sheet and periodic accretions were recorded such that the recorded value was equal to the redemption value at each balance sheet date. This redemption right expired upon completion of the IPO. On the date of issuance, March 31, 2004, the estimated fair value of the redeemable common stock was approximately $1,300,000 which was recorded as mezzanine equity. The Company accreted the carrying value of such stock to its redemption value for each reporting period. Total accreted value at December 31, 2005 was approximately $15,400,000.

Dividends—In September 2005, the Company’s Board of Directors declared two special dividends. The first dividend was $13,000,000 or $0.549 per share for each share of common stock and preferred stock outstanding as of September 9, 2005, the record date. This dividend was distributed to the Company’s stockholders in September 2005 and was funded by a term loan facility from Comerica Bank (see Note 7). The second dividend was paid on February 9, 2006, when the Company borrowed an additional $7,000,000 under its term loan facility and distributed the full amount as a special dividend to the holders of common stock and then-outstanding redeemable convertible preferred stock.

There were no dividends declared in 2006 or 2004.

14. SUBSEQUENT EVENT

On February 9, 2007, The Company entered into a Share Purchase Agreement with Teleradiology Diagnostic Service, Inc. (TDS), each of the shareholders of TDS and certain other related parties, pursuant to which the Company acquired all of the outstanding stock of TDS. The execution of the Share Purchase Agreement and the closing of the transaction occurred simultaneously. Under the terms of the Share Purchase Agreement, the Company acquired all of the outstanding stock of TDS, a privately held company, for an aggregate consideration of $23,000,000 in cash.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the fiscal years ended December 31, 2006 and 2005, there were no changes in, or disagreements with, accountants on accounting and financial disclosure matters.

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance of the Registrant

Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2006:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities)
Equity compensation plans approved by security holders	157,704	$23.05	1,528,392
Equity compensation plans not approved by security holders (1)	1,617,211	3.86	0

Total	1,774,915	$4.58	1,528,392

(1)	The 2004 Stock Plan permits only grants of Nonstatutory Stock Options and therefore did not require stockholder approval. We did obtain the requisite consent from certain stockholders for the adoption of the 2004 Stock Plan pursuant to a contractual obligation.
(2)	The weighted-average exercise price does not take in to account the shares issuable upon vesting of outstanding restricted stock unit awards, which have no exercise price.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 58 of this report.

2)	Financial Statement Schedule: Schedule II—Consolidated Valuation and Qualifying Accounts

3)	Exhibits are incorporated herein by reference or are filed with this report as set forth below:

NightHawk Radiology Holdings, Inc.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2004	$0	$0	$0	$0
Year ended December 31, 2005	0	311,681	0	311,681
Year ended December 31, 2006	311,681	468,407	400,493	379,595

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Allowance for Sales Credits
Year ended December 31, 2004	$0	$0	$0	$0
Year ended December 31, 2005	0	40,000	0	40,000
Year ended December 31, 2006	40,000	0	15,000	25,000

Exhibit Number	Description
3.1(1)	Form of Amended and Restated Certificate of Incorporation of the registrant.

3.2(1)	Form of Amended and Restated Bylaws of the registrant.

4.1(2)	Form of registrant’s common stock certificate.

4.2(1)	Registration Agreement, dated March 31, 2004, between the registrant and certain holders of the registrant’s common stock as named therein.

10.1(1)	Form of Indemnification Agreement to be entered into between the registrant and its directors and officers.

10.2(1)*	2004 Stock Plan.

10.3(1)*	Form of Stock Option Agreement under the 2004 Stock Plan.

10.4(3)*	2006 Equity Incentive Plan.

10.5(3)*	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.

10.6(1)*	Employment Agreement, dated March 30, 2004, between the registrant and Paul E. Berger, M.D.

10.7(1)*	Offer Letter with Christopher R. Huber, dated March 31, 2004.

10.8(1)*	Offer Letter with Jon D. Berger, dated March 31, 2004.

10.9(1)*	Professional Services Agreement, dated February 1, 2004, between Nighthawk Radiology Services, LLC and Paul E. Berger, M.D.

10.10(1)*	Consulting Agreement, dated June 9, 2004, between the registrant and William G. Bradley, M.D.

10.11(1)	Loan and Security Agreement, dated April 20, 2005, among the registrant, Nighthawk Radiology Services, LLC, NRS Corporation and Comerica Bank.

10.12(1)	First Amendment and Waiver to Loan and Security Agreement, dated August 25, 2005, among the registrant, Nighthawk Radiology Services, LLC, NRS Corporation and Comerica Bank.

10.13(1)	Lease Agreement, dated May 1, 2005, between Nighthawk Radiology Services, LLC and Global Finance & Investment Co., Inc. for property in Coeur d’Alene, Idaho.

10.13.1(4)	Lease Amendment, dated December 1, 2005, between Nighthawk Radiology Services, LLC and Global Finance & Investment Co., for property in Coeur d’Alene, Idaho.

10.14(1)	Lease Agreement, dated August 11, 2004, among the registrant, Stanley D. Moore and Judith K. Moore for property in Coeur d’Alene, Idaho.

10.15(1)	Sublease Agreement, dated October 14, 2003, among Nighthawk Radiology Services, LLC, Commonwealth Funds Management Limited and BT Funds Management Limited for property in Sydney, Australia.

10.16(1)	Sublease Agreement, dated October 1, 2004, among Nighthawk Radiology Services, LLC, Commonwealth Custodial Services Limited, Commonwealth Funds Management Limited and Investa Properties Limited for property in Sydney, Australia.

10.17(1)	Lease Agreement, dated September 1, 2004, between NightHawk Radiology AG and PSP Real Estate for property in Zurich, Switzerland.

10.18(1)	Lease Agreement, dated February 25, 2004, between Nighthawk Radiology Services, LLC and Demco Wisconsin 5 for property in Milwaukee, Wisconsin.

10.19(1)	Agreement and Plan of Merger and Reorganization, dated September 30, 2005, among the registrant, ATN Merger Sub, Inc. and American Teleradiology Nighthawks, Inc.

10.20(5)	Lease Agreement, dated October 18, 2005, between Nighthawk Radiology Services, LLC and Miller Stauffer Properties, L.L.C. for property in Coeur d’Alene, Idaho.

10.21(5)	Teleradiology Services Agreement, dated November 1, 2004, as amended, between Nighthawk Radiology Services, LLC and Regents, University of California.

10.22(2)	Business Lease, dated December 1, 2005, between Nighthawk Services GmbH and PSP Management AG for property in Zurich, Switzerland.

Exhibit Number	Description
10.23(6)	Building Lease, dated May 12, 2006, between Nighthawk Radiology Services, LLC and WT 215 North Water, LLC for property in Milwaukee, Wisconsin.

10.24(7)	Letter Agreement, dated May 24, 2006, between the registrant and Ernest Ludy.

10.25(7)	Board Advisor Agreement, dated June 23, 2006, between the registrant and William G. Bradley, M.D.

10.26(8)	Underwriting Agreement, dated October 25, 2006, between the registrant and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Cowen & Co., LLC, Piper Jaffray & Co., Montgomery & Co., LLC.

10.27(9)	Office Lease, dated November 20, 2006, between NightHawk Radiology Services, LLC and Quatro Investments.

10.28(10)*	Employment Agreement, dated January 8, 2007, between the registrant and Mr. Timothy Mayleben.

10.29(11)	Office Lease, dated January 5, 2007, between NightHawk Radiology Services, LLC and Four Embarcadero Center Venture.

10.30	Share Purchase Agreement, dated February 9, 2007, among the registrant, Teleradiology Diagnostic Service, Inc., Wilson W. Wong, P.C. and related parties.

10.31*	Board of Directors Compensation Policy

21.1	Subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (contained on the signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on October 5, 2005, as amended.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on December 22, 2005, as amended.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on January 24, 2006, as amended.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on November 25, 2005, as amended.
(5)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on November 8, 2005, as amended.
(6)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on May 15, 2006.
(7)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on June 26, 2006.
(8)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on October 27, 2006.
(9)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on November 24, 2006.
(10)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on January 11, 2007.
(11)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on January 11, 2007.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned on the 5th day of March 2007, thereunto duly authorized.

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

By:	/s/ PAUL E. BERGER, M.D.
Paul E. Berger
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul E. Berger, M.D. and Paul E. Cartee and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ PAUL E. BERGER, M.D. Paul E. Berger, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2007

/s/ TIMOTHY M. MAYLEBEN Timothy M. Mayleben	Executive Vice President, Chief Operating Officer and Director	March 5, 2007

/s/ CHRISTOPHER R. HUBER Christopher R. Huber	Chief Financial Officer, Vice President of Operations and Director (Principal Financial Officer)	March 5, 2007

/s/ JON D. BERGER Jon D. Berger	Vice President, Sales, Marketing and Business Development and Director	March 5, 2007

/s/ DAVID J. BROPHY, PH.D. David J. Brophy, Ph.D.	Director	March 5, 2007

/s/ PETER Y. CHUNG Peter Y. Chung	Director	March 5, 2007

/s/ ERNEST G. LUDY. Ernest G. Ludy	Director	March 5, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Form of Amended and Restated Certificate of Incorporation of the registrant.

3.2(1)	Form of Amended and Restated Bylaws of the registrant.

4.1(2)	Form of registrant’s common stock certificate.

4.2(1)	Registration Agreement, dated March 31, 2004, between the registrant and certain holders of the registrant’s common stock as named therein.

10.1(1)	Form of Indemnification Agreement to be entered into between the registrant and its directors and officers.

10.2(1)*	2004 Stock Plan.

10.3(1)*	Form of Stock Option Agreement under the 2004 Stock Plan.

10.4(3)*	2006 Equity Incentive Plan.

10.5(3)*	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.

10.6(1)*	Employment Agreement, dated March 30, 2004, between the registrant and Paul E. Berger, M.D.

10.7(1)*	Offer Letter with Christopher R. Huber, dated March 31, 2004.

10.8(1)*	Offer Letter with Jon D. Berger, dated March 31, 2004.

10.9(1)*	Professional Services Agreement, dated February 1, 2004, between Nighthawk Radiology Services, LLC and Paul E. Berger, M.D.

10.10(1)*	Consulting Agreement, dated June 9, 2004, between the registrant and William G. Bradley, M.D.

10.11(1)	Loan and Security Agreement, dated April 20, 2005, among the registrant, Nighthawk Radiology Services, LLC, NRS Corporation and Comerica Bank.

10.12(1)	First Amendment and Waiver to Loan and Security Agreement, dated August 25, 2005, among the registrant, Nighthawk Radiology Services, LLC, NRS Corporation and Comerica Bank.

10.13(1)	Lease Agreement, dated May 1, 2005, between Nighthawk Radiology Services, LLC and Global Finance & Investment Co., Inc. for property in Coeur d’Alene, Idaho.

10.13.1(4)	Lease Amendment, dated December 1, 2005, between Nighthawk Radiology Services, LLC and Global Finance & Investment Co., for property in Coeur d’Alene, Idaho.

10.14(1)	Lease Agreement, dated August 11, 2004, among the registrant, Stanley D. Moore and Judith K. Moore for property in Coeur d’Alene, Idaho.

10.15(1)	Sublease Agreement, dated October 14, 2003, among Nighthawk Radiology Services, LLC, Commonwealth Funds Management Limited and BT Funds Management Limited for property in Sydney, Australia.

10.16(1)	Sublease Agreement, dated October 1, 2004, among Nighthawk Radiology Services, LLC, Commonwealth Custodial Services Limited, Commonwealth Funds Management Limited and Investa Properties Limited for property in Sydney, Australia.

10.17(1)	Lease Agreement, dated September 1, 2004, between NightHawk Radiology AG and PSP Real Estate for property in Zurich, Switzerland.

10.18(1)	Lease Agreement, dated February 25, 2004, between Nighthawk Radiology Services, LLC and Demco Wisconsin 5 for property in Milwaukee, Wisconsin.

10.19(1)	Agreement and Plan of Merger and Reorganization, dated September 30, 2005, among the registrant, ATN Merger Sub, Inc. and American Teleradiology Nighthawks, Inc.

10.20(5)	Lease Agreement, dated October 18, 2005, between Nighthawk Radiology Services, LLC and Miller Stauffer Properties, L.L.C. for property in Coeur d’Alene, Idaho.

10.21(5)	Teleradiology Services Agreement, dated November 1, 2004, as amended, between Nighthawk Radiology Services, LLC and Regents, University of California.

10.22(2)	Business Lease, dated December 1, 2005, between Nighthawk Services GmbH and PSP Management AG for property in Zurich, Switzerland.

Exhibit Number	Description
10.23(6)	Building Lease, dated May 12, 2006, between Nighthawk Radiology Services, LLC and WT 215 North Water, LLC for property in Milwaukee, Wisconsin.

10.24(7)	Letter Agreement, dated May 24, 2006, between the registrant and Ernest Ludy.

10.25(7)	Board Advisor Agreement, dated June 23, 2006, between the registrant and William G. Bradley, M.D.

10.26(8)	Underwriting Agreement, dated October 25, 2006, between the registrant and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Cowen & Co., LLC, Piper Jaffray & Co., Montgomery & Co., LLC.

10.27(9)	Office Lease, dated November 20, 2006, between NightHawk Radiology Services, LLC and Quatro Investments.

10.28(10)*	Employment Agreement, dated January 8, 2007, between the registrant and Mr. Timothy Mayleben.

10.29(11)	Office Lease, dated January 5, 2007, between NightHawk Radiology Services, LLC and Four Embarcadero Center Venture.

10.30	Share Purchase Agreement, dated February 9, 2007, among the registrant, Teleradiology Diagnostic Service, Inc., Wilson W. Wong, P.C. and related parties.

10.31*	Board of Directors Compensation Policy, dated February 14, 2007

21.1	Subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (contained on the signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on October 5, 2005, as amended.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on December 22, 2005, as amended.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on January 24, 2006, as amended.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on November 25, 2005, as amended.
(5)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on November 8, 2005, as amended.
(6)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on May 15, 2006.
(7)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on June 26, 2006.
(8)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on October 27, 2006.
(9)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on November 24, 2006.
(10)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on January 11, 2007.
(11)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on January 11, 2007.
*	Indicates a management contract or compensatory plan or arrangement.