Form 10-Q
period 2007-03-31
NightHawk Radiology Holdings Inc
filed 2007-05-10
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51786

NightHawk Radiology Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0722777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 Northwest Boulevard, #202, Cœur d’Alene, Idaho	83814
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 20, 2007, 29,981,990 shares of the Registrant’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$38,626,494	$46,500,818
Marketable securities	31,487,941	37,810,963
Trade accounts receivable, net	13,590,234	12,706,146
Deferred income taxes		365,930
Prepaid expenses and other current assets	2,762,879	2,076,037

Total current assets	86,467,548	99,459,894
Property and equipment, net	7,116,859	6,192,541
Goodwill	21,490,976	4,913,844
Intangible assets, net	13,094,003	2,922,543
Deferred income taxes		2,480,972
Other assets, net	348,924	96,572

Total	$128,518,310	$116,066,366

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$14,412,035	$9,052,634
Accrued payroll and related benefits	1,687,613	2,383,998

Total current liabilities	16,099,648	11,436,632
Insurance reserve	2,664,000	2,000,000
Deferred income taxes	571,463
Other liabilities	134,600

Total liabilities	19,469,711	13,436,632

Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock—150,000,000 shares authorized; $.001 par value; 29,981,990 and 29,944,069 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	29,982	29,944
Additional paid-in capital	232,338,303	230,116,635
Retained earnings (deficit)	(123,319,686)	(127,516,845)

Total stockholders’ equity	109,048,599	102,629,734

Total	$128,518,310	$116,066,366

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
	2007	2006
Service revenue	$25,881,656	$20,039,203
Operating costs and expenses:
Professional services (includes non-cash compensation expense of $960,063 and $1,315,152)	10,373,076	8,394,075
Sales, general, and administrative (includes non-cash compensation expense of $837,880 and $185,638)	8,464,261	6,069,561
Depreciation and amortization	850,144	530,412

Total operating costs and expenses	19,687,481	14,994,048

Operating income	6,194,175	5,045,155
Other income (expense):
Interest expense	(617)	(552,654)
Interest income	888,495	386,725
Other, net	(2,310)	(21,643)
Change in fair value of redeemable preferred stock conversion feature		(44,183,770)

Total other income (expense)	885,568	(44,371,342)

Income (loss) before income taxes	7,079,743	(39,326,187)
Income tax expense	2,747,984	1,900,286

Net income (loss)	4,331,759	(41,226,473)
Redeemable preferred stock accretion		(117,534)

Net income (loss) applicable to common stockholders	$4,331,759	$(41,344,007)

Earnings (loss) per common share:
Basic	$0.14	$(1.69)
Diluted	$0.14	$(1.69)
Weighted averages of common shares outstanding:
Basic	29,960,256	24,479,570
Diluted	30,881,728	24,479,570

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,331,759	$(41,226,473)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	850,144	530,412
Accretion of discounts on marketable securities	(134,795)	(28,395)
Other loss (income)	(23,707)	346,423
Deferred income taxes	(489,890)	(908,875)
Change in fair value of redeemable preferred stock conversion feature		44,183,770
Non-cash stock compensation expense	1,797,943	1,500,790
Excess tax benefit from exercise of stock options	(197,455)
Provision for doubtful accounts and sales credits	41,156	27,266
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade accounts receivable	403,774	28,680
Prepaid expenses and other assets	(603,831)	(1,963,400)
Accounts payable and accrued expenses	2,951,215	2,642,585
Accrued payroll and related benefits	(705,094)	(1,044,212)
Accrued interest payable		(424,601)

Net cash provided by operating activities	8,221,219	3,663,970

Cash flows from investing activities:
Purchase of marketable securities	(11,420,183)	(21,741,145)
Proceeds from maturities of marketable securities	17,878,000
Purchase of property and equipment	(1,204,756)	(663,598)
Cash and cash equivalents from acquisitions, net	77,633
Cash paid for acquisition	(21,850,000)

Net cash used in investing activities	(16,519,306)	(22,404,743)

Cash flows from financing activities:
Proceeds from note payable and debt		7,000,000
Repayment of notes payable and debt		(31,003,429)
Proceeds from issuance of common stock, net of issuance costs		85,773,131
Proceeds from exercise of stock options	226,308
Excess tax benefit from exercise of stock options	197,455
Dividends paid		(7,000,000)

Net cash provided by financing activities	423,763	54,769,702

Net increase (decrease) in cash and cash equivalents	(7,874,324)	36,028,929
Cash and cash equivalents—beginning of period	46,500,818	12,610,487

Cash and cash equivalents—end of period	$38,626,494	$48,639,416

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$548	$639,913
Cash paid (received) for income taxes	(40,208)	331,602
Non-cash investing and financing activities:
Debt issuance costs included in accounts payable and accrued expenses	150,000
Acquisition costs included in accounts payable and accrued expenses	100,000
Purchases of equipment included in accounts payable	$64,959	147,956
Accretion of redeemable preferred stock		117,534
Accretion of redeemable common stock		11,386,608
Conversion of redeemable convertible preferred stock		13,274,450
Conversion of redeemable common stock		26,742,861
Conversion of preferred stock conversion feature		89,440,020
Stock issuance costs included in accounts payable and accrued expenses		1,116,123
Stock issuance costs paid in 2005 reclassified to additional paid-in capital		$532,686

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. THE COMPANY

NightHawk Radiology Holdings, Inc., a Delaware corporation (the “Company”), is a provider of radiology services to radiology groups and hospitals across the United States. The Company’s general offices are located in Coeur d’Alene, Idaho and its primary reading facilities are in Sydney, Australia and Zurich, Switzerland. The Company’s functional currency is the U.S. dollar. The Company has a single reporting segment and reporting unit structure.

On February 8, 2006, a registration statement relating to the Company’s initial public offering (“IPO”) of its common stock was declared effective by the Securities and Exchange Commission (“SEC”). Under this registration statement, the Company registered and sold 5,800,000 shares of its common stock, and another 1,445,000 shares of its common stock held by certain selling stockholders. All shares of common stock issued pursuant to the registration statement were sold at a price of $16.00 per share.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of the Company and its subsidiaries. All material intercompany balances have been eliminated.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2006 Annual Report on Form 10-K filed with the SEC on March 6, 2007. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the entire fiscal year.

Our unaudited condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, the loss contingency for medical liability claims, reserves for incurred but not reported (“IBNR”) amounts and estimates used for the purpose of determining stock-based compensation.

Trade Accounts Receivable—Trade accounts receivable represent receivables for radiology services and are recorded at the invoiced amount and are non-interest bearing. The Company has a history of minimal uncollectible receivables. Management reviews past due accounts receivable to identify specific customers with known disputes or collectibility issues. As of March 31, 2007 and December 31, 2006, the Company had reserved approximately $430,000 and $380,000 respectively, for doubtful accounts based on its estimate of the collectibility of outstanding receivables as of those dates.

Marketable Securities—The Company determines the appropriate classification of investments of marketable debt and equity securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable debt and equity securities have been classified and accounted for as available for sale. The Company may or may not hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities. The Company expects that the majority of marketable securities will be sold within one year, regardless of maturity date. The Company primarily invests in high credit quality debt instruments with an active resale market and money market funds to ensure liquidity and the ability to readily convert these investments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, all marketable securities have been classified as current assets in the accompanying balance sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded as interest expense. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income or expense.

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

The Company records reserves for both reported and IBNR amounts. Reported amounts are reserved based upon the Company’s best estimate of future probable costs. IBNR amounts are estimated by a third party using historical claims lag information received by our third party claims administrator and industry indices. This reserve is intended to cover potential medical claims that might arise related to all of the radiological interpretations performed by the Company’s affiliated radiologists.

Revenue Recognition and Presentation—Service revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Service revenue consists of fees for radiological interpretations and is recognized in the fiscal month when the radiological interpretation is complete and delivered to the customer.

Stock-Based Compensation—The Company records stock-based compensation expense in connection with any grant of stock options or restricted stock units to affiliated radiologists. Beginning on January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123 (R)”). As a result, the Company calculates the stock-based compensation expense associated with the issuance of stock-based compensation to affiliated radiologists in accordance with SFAS No. 123 (R), and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF No. 96-18”). The Company calculates the stock-based compensation expense related to the issuance of common stock or restricted stock units to affiliated radiologists based on the fair value of common stock at the date the shares or restricted stock units were earned. Stock-based compensation related to affiliated radiologists is included in professional services expenses.

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

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality credit institutions. At times, such amounts may be in excess of insured amounts. As of March 31, 2007 and December 31, 2006, a total of approximately $14,205,000 and $10,690,000, respectively, of cash and cash equivalents was in excess of insured amounts.

Recently Adopted Accounting Standards— In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded $660,800 of unrecognized tax benefits. Ultimate recognition of those benefits would result in corresponding unrecognized tax obligations of $601,100. Accordingly, the net impact on retained earnings for the cumulative effect of adopting FIN 48 was $59,700. 100% of the unrecognized tax benefits would affect the Company’s effective tax rate if recognized.

There was no change to the amount of unrecognized tax benefits in the quarter ended March 31, 2007, and the Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Interest and penalties related to income tax liabilities are included in Other Expense. As a result of the implementation of FIN 48, the Company recorded a cumulative effect adjustment to retained earnings of $74,900 for accrued interest and penalties on unrecognized tax benefits.

Prior to 2004, the Company was not subject to significant income tax due to its status as an LLC. Years from 2004 and forward are open to examination in its significant jurisdictions, consisting of US federal, Australia, and Idaho.

Recently Issued Accounting Standards— In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value according to accounting principles generally accepted in the United States of America, and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. The provisions of SFAS No. 157 are effective as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position or results of operations.

3. ACQUISITIONS

Teleradiology Diagnostic Service, Inc.

On February 9, 2007, the Company entered into a Share Purchase Agreement with Teleradiology Diagnostic Service, Inc. (“TDS”), each of the shareholders of TDS and certain other related parties, pursuant to which the Company acquired all of the outstanding stock of TDS. The execution of the Share Purchase Agreement and the closing of the transaction occurred simultaneously. Under the terms of the Share Purchase Agreement, the Company acquired all of the outstanding stock of TDS, a privately held company, for an aggregate consideration of $23,000,000 in cash.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price allocations are based on a combination of third-party valuations and internal analyses and may be adjusted during the allocation period as defined in SFAS No. 141, “Business Combinations”. The results of operations of TDS have been included in the Company’s condensed consolidated statements of operations and cash flows since the date of acquisition.

Current assets	$1,532,034
Furniture and fixtures	142,500
Intangible assets	10,510,000
Goodwill	16,577,133

Assets acquired	28,761,667

Current liabilities assumed	1,392,455
Long-term liabilities assumed	4,369,212

Liabilities assumed	5,761,667

Net assets acquired	$23,000,000

American Teleradiology Nighthawks, Inc.

On September 30, 2005, the Company completed the purchase of American Teleradiology Nighthawks, Inc. (“ATN”). The ATN purchase agreement provides for two contingent purchase price adjustments based upon the achievement of specified financial goals to be issued in shares of the Company’s stock to stockholders of ATN at the acquisition date. During the three months ended September 30, 2006, $3,511,025 was recorded for the first component of the contingent consideration, representing approximately 183,000 shares of the Company’s stock to be issued. During the three months ended March 31, 2007, the Company determined that no amount was earned for the second component of the contingent consideration. Both components of the contingent consideration amount are currently being reviewed with the former stockholders of ATN and Company management. The contingent consideration ultimately due is subject to agreement by these parties.

4. MARKETABLE SECURITIES

Marketable securities include various available-for-sale securities. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Gross unrealized gains and losses on marketable securities were not significant at March 31, 2007 and December 31, 2006.

Below are the Company’s marketable securities at fair value:

	March 31, 2007	December 31, 2006
Due in one year or less:
U.S. Government and Federal Agency Securities	$13,651,229	$19,931,536
Municipal Securities	2,006,712	7,049,427
Due after three years:
Municipal Securities	15,830,000	10,830,000

Total Marketable Securities	$31,487,941	$37,810,963

5. INTANGIBLE ASSETS

A summary of intangible assets is as follows:

		March 31, 2007		December 31, 2006
	Estimated Useful Life	Historical Amount	Accumulated Amortization	Historical Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	6-10 years	$12,230,000	$817,356	$2,620,000	$548,915
Tradename and trademarks	5-10 years	1,190,000	64,831	790,000	31,875
Customer contracts	7 months	100,000	100,000	100,000	100,000
Noncompete agreements	2-3 years	710,000	153,810	210,000	116,667

		$14,230,000	$1,135,997	$3,720,000	$797,457

Amortization expense was approximately $339,000 and $152,000 for the three months ended March 31, 2007 and 2006, respectively.

Estimated Amortization Expense:	Amount
Nine months ending December 31, 2007	$1,481,021
Year ending December 31, 2008	1,961,362
Year ending December 31, 2009	1,921,361
Year ending December 31, 2010	1,772,552
Year ending December 31, 2011	1,676,361
Thereafter	4,281,346

Total	$13,094,003

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2007	December 31, 2006
Computers, diagnostic workstations, and telecommunications systems	$4,873,640	$4,353,715
Office furniture and equipment	1,107,444	813,614
Software	3,480,791	3,162,586
Leasehold improvements	1,573,934	1,286,507

	11,035,809	9,616,422
Less accumulated depreciation	(3,918,950)	(3,423,881)

	$7,116,859	$6,192,541

Depreciation expense for the three months ended March 31, 2007 and 2006 was approximately $512,000 and $379,000, respectively.

7. LONG-TERM DEBT

On February 9, 2006, the Company borrowed $7,000,000 under its term loan facility with Comerica Bank and distributed the full amount as a special dividend to the holders of its common stock and its then-outstanding redeemable convertible preferred stock. See Dividends discussion in Note 12. On January 2, 2006, the Company paid a regularly scheduled debt payment to Comerica in the amount of approximately $1,100,000. On February 14, 2006, the Company repaid in full the debt and interest outstanding with Comerica Bank in the amount of approximately $30,100,000 with proceeds from the Company’s initial public offering. Subsequent to repaying this outstanding debt, the Company terminated its term and revolving loan facilities with Comerica Bank in the first quarter of 2006.

8. CONTINGENCIES

Leases —In January 2007, the Company signed an operating lease for a new reading facility in San Francisco, California. The lease expires in 2012 and resulted in an additional total lease commitment of approximately $1,279,000.

Letters of Credit —The Company’s new lease in San Francisco is collateralized by a letter of credit in the amount of approximately $63,000.

Litigation —The Company is involved in litigation in the normal course of business. After consultation with legal counsel, management estimates that at March 31, 2007 and December 31, 2006 these matters are expected to be resolved without material adverse effect on the Company’s financial position, results of operations, or cash flows.

Medical Liability Insurance —The Company is exposed to various risks of loss related to litigation that may arise related to malpractice and maintains insurance for medical liabilities in amounts considered adequate by Company management. The Company’s claims-made policy provides coverage up to the policy limits for claims filed within the period of the policy term, subject to deductible requirements. Coverage for affiliated radiologists is initiated when they begin providing services on behalf of the Company.

The Company records reserves for both reported and IBNR amounts. Reported amounts are reserved based upon the Company’s best estimate of future probable costs and totaled $700,000 at March 31, 2007 and December 31, 2006. The Company accrues IBNR amounts using actuarial calculations, models and assumptions based on historical claim experience and industry indices. During the three months ended March 31, 2007, the Company recorded $250,000 of expense for estimated IBNR amounts and $414,000 of IBNR amounts related to the TDS acquisition. IBNR amounts recorded as an insurance reserve on the balance sheet at March 31, 2007 and December 31, 2006 totaled $2,664,000 and $2,000,000, respectively.

9. STOCK COMPENSATION PLANS

Share Based Award Plans. The Company has two stock-based award plans, the 2004 Stock Plan (the “2004 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). In February 2006, all shares available for grant under the 2004 Plan were rolled over and became available for grant under the 2006 Plan. As of March 31, 2007, the Company had an aggregate of 4,163,708 shares of its common stock reserved for issuance under the 2004 Plan and 2006 Plan, of which 1,149,662 shares were available for future grants and 3,014,046 shares were subject to outstanding stock awards.

Awards are subject to terms and conditions as determined by the Board of Directors. All stock options have an exercise price equal to or greater than the fair value of our common stock on the date the option is granted. Stock options generally have a contractual term of ten years and vest over three years.

Stock Options. The Company granted stock options covering 1,218,513 shares during the three months ended March 31, 2007 at a weighted-average exercise price of $21.75. The weighted-average grant-date fair value per share granted during the three months ended March 31, 2007 was $6.99. A summary of our stock-based award activity for employees and non-employees under the 2004 Plan and 2006 Plan are as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	1,679,563	$4.58
Granted	1,218,513	21.75
Exercised	(37,921)	5.97
Cancelled	(10,352)	6.06

Outstanding as of March 31, 2007	2,849,803	$11.90	8.77	$22,572,384

Exercisable as of March 31, 2007	481,835	$3.46	7.83	$7,121,769
Vested and expected to vest as of March 31, 2007	2,246,577	$12.05	8.79	$17,519,175

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options.

Restricted Stock Units. During the three months ended March 31, 2007, the Company granted 74,731 restricted stock unit awards at a fair value of $21.75 per share. Activity related to these restricted stock unit awards is as follows:

Restricted Stock Unit Awards	Number of Awards	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	95,352
Granted	74,731
Released	—
Cancelled	(5,840)

Outstanding as of March 31, 2007	164,243	2.12	$2,987,580

Vested as of March 31, 2007	—	—	—
Vested and expected to vest as of March 31, 2007	120,224	2.00	$2,186,868

Intrinsic value represents the amount by which the fair market value of the underlying restricted stock unit exceeds the purchase price of the award. The purchase price for all of the Company’s restricted stock unit awards is zero.

Recognition of Compensation Expense. The Company calculates the stock-based compensation expense related to the issuance of restricted stock units based on the fair value of our common stock on the date the restricted stock units are granted. The compensation expense associated with stock options is measured by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the persons who receive equity awards.

The weighted average fair values of stock-based arrangements on the date of grant and the assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Dividend yield	—	—
Expected volatility	32%	39%
Risk-free interest rates	4.71%	4.84%
Expected term for employees (years)	4.0	4.7
Expected/remaining term for non-employee (years)	10	10

Expected volatility is estimated based primarily on evaluating similar companies’ volatility rates, due to the Company’s limited trading history. The Company started incorporating its trading history into the estimates starting January 1, 2007. The risk-free interest rate is based on the U.S. treasury yields in effect at the time of grant corresponding with the expected term of the options. The expected option term for employees is the number of years estimated that options will be outstanding prior to exercise considering vesting schedules, historical exercise experience and factors.

As of March 31, 2007, the total remaining unrecognized compensation cost related to all unvested stock-based employee/director arrangements, net of an estimated forfeiture rate of 12%, was approximately $8,200,000 and is expected to be recognized over a weighted average period of 1.45 years.

10. COMPUTATION OF EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended
	March 31, 2007	March 31, 2006
Numerator:
Net income (loss) available in basic calculation	$4,331,759	$(41,344,007)
Plus: Income impact of assumed conversions of preferred stock dividends	—	(a )

Net income (loss) applicable to common stockholders-dilutive	$4,331,759	$(41,344,007)

Denominator:
Weighted average common shares outstanding-basic (c)	29,960,256	24,479,570
Effect of dilutive stock options and restricted stock units	737,937	(b )
Effect of convertible preferred stock	—	(a )
Effect of contingently issuable shares	183,535

Weighted average common shares outstanding-dilutive	30,881,728	24,479,570

Earnings (loss) per common share—basic	$0.14	$(1.69)
Earnings (loss) per common share—diluted	$0.14	$(1.69)

Anti-dilutive shares excluded from calculation	589,794	31,176

(a)	The income impact of assumed conversions of the preferred stock dividends and the effect of the convertible preferred stock in the denominator are anti-dilutive.
(b)	The effects of the shares which would be issued upon exercise of these options and restricted stock units have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.

11. INCOME TAXES

In accordance with interim reporting requirements, the Company uses an estimated annual effective tax rate for computing its provision for income taxes. The effective rate for the three months ended March 31, 2007 and 2006 were 38.8% and (4.8)%, respectively. The difference in effective tax rates is primarily due to the non-deductible increase in the fair market value of the redeemable preferred stock conversion feature which terminated in connection with the Company’s initial public offering.

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

On February 9, 2006, the Company completed an IPO of 5,800,000 shares of its common stock, from which the Company received net proceeds of approximately $86.3 million (after deducting the underwriting discounts and commissions). The Company had incurred $2.2 million in stock issuance costs. Subsequent to the IPO, these costs were charged against additional paid in capital on the consolidated balance sheet. In addition, at the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into common stock and, as a result, the Company did not record any additional charge associated with the change in fair value of the conversion feature of the redeemable convertible preferred stock after such date. Prior to the IPO, this redeemable convertible preferred stock was classified as mezzanine equity on the consolidated balance sheet and the fair value of the related conversion feature was classified as a liability on the consolidated balance sheet. Also as a result of the conversion of all outstanding shares of redeemable convertible preferred stock into shares of common stock, all rights of the holders of such shares to receive accrued dividends or to exercise redemption rights terminated. As a result, the accretion relating to the Company’s redeemable convertible preferred stock also terminated.

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

Dividend —On February 9, 2006, the Company paid a dividend in the amount of $7,000,000 or $0.295 per share for each share of common stock and redeemable preferred stock outstanding as of September 9, 2005, the record date. This dividend was initially declared in September 2005 and was funded by a loan from Comerica Bank (see Note 7).

13. SUBSEQUENT EVENTS

On April 5, 2007, the Company completed the acquisition of all of the outstanding equity interests of The Radlinx Group, Ltd., a privately held radiology services company (“Radlinx”). The Company acquired all of the outstanding capital of Radlinx for a total consideration consisting of $53,000,000 in cash at closing plus additional cash consideration to be paid as an earnout within 45 days of the one-year anniversary of the closing. This earnout will be calculated as 25% of the revenues generated by certain Radlinx customers during that one-year period.

Also on April 5, 2007, the Company entered into a Credit Agreement relating to a term loan in an amount of $53,000,000, with an option for the Company to request that the lenders advance up to an additional $97,000,000 in term loans for a total credit facility of up to $150,000,000 (“Credit Facility”). The Company used the proceeds from the Credit Facility to acquire Radlinx. The additional funds available under the Credit Agreement may be used by the Company for financing certain acquisitions and for certain corporate purposes, including the repurchase of the Company’s common stock. Interest under the Credit Facility is based on either: (i) a floating per annum rate based on the Administrative Agent’s prime rate plus a margin of 1.25% or (ii) upon syndication, and at the option of the Company, a floating per annum rate (based upon one, two, three or six-month interest periods) based on LIBOR plus a margin of 2.25%. The Credit Facility is guaranteed by substantially all of the Company’s assets as collateral for the amounts borrowed by the Company.

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

ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE OF THIS QUARTERLY REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS QUARTERLY REPORT. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT, AND OTHER WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS MADE BY US FROM TIME TO TIME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1A OF THIS REPORT ENTITLED “RISK FACTORS.”

Overview

We believe that we are the leading provider of radiology services to radiology groups and hospitals across the United States. Our team of American Board of Radiology-certified, U.S. state-licensed and hospital-privileged radiologists uses our proprietary workflow technology to provide radiological interpretations, or reads, remotely to our customers in the United States. The reads that we provide consist primarily of off-hours preliminary reads, but also include final and sub-specialty interpretations. The preliminary reads we provide are conducted primarily from our centralized reading facilities located in Sydney, Australia and Zurich, Switzerland. By locating our affiliated radiologists in Australia and Switzerland, we can provide off-hours reads to our customers in the United States during our radiologists’ local daylight hours and provide them the ability to work during the day time in a pleasant environment with dedicated support teams. The final and sub-specialty reads we provide our customers are conducted by our affiliated radiologists throughout the United States. In 2007, we opened centralized reading facilities in San Francisco, California and Austin, Texas from which these final and sub-specialty reads can also be provided.

Nighthawk Radiology Services, LLC, which is a wholly-owned subsidiary of NightHawk Radiology Holdings, Inc., was formed in Coeur d’Alene, Idaho in 2001 as an Idaho limited liability company and is currently the entity through which we conduct our primary operations. In March 2004, NightHawk Radiology Holdings, Inc. was formed to facilitate a recapitalization of Nighthawk Radiology Services, LLC.

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

Recent Acquisitions

On February 9, 2007, we acquired Teleradiology Diagnostic Service, Inc. (“TDS”). We regard the acquisition of TDS as a strategic acquisition of an off-hours teleradiology business that is supplemental to our current business and that expands our presence in California. We purchased TDS for an aggregate price of $23.0 million dollars, of which approximately $21.8 million was paid in cash at the closing of the acquisition.

On April 5, 2007, the Company completed the acquisition of The Radlinx Group, Ltd., a privately held radiology services company (“Radlinx”). The acquisition significantly expands the Company’s core off-hours business and helps grow our final interpretation and sub-specialty business, while increasing our domestic presence and capabilities. The Company acquired Radlinx for total consideration consisting of $53 million in cash at closing plus additional cash consideration to be paid as an earnout within 45 days of the one-year anniversary of the closing, which amount will be calculated as 25% of the revenues generated by certain Radlinx customers during that period.

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

We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical management judgment and estimates about matters that are uncertain:

•	revenue recognition and allowance for doubtful accounts,

•	stock-based compensation,

•	use of estimates,

•	long-lived assets including goodwill and other acquired intangible assets,

•	income taxes, and

•	accounting for redeemable preferred stock.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future results of operations or financial condition.

Revenue Recognition and Allowance for Doubtful Accounts

We enter into services contracts with our customers that typically have a one year term, and automatically renew for each successive year unless terminated by the customer or by us. The amount we charge for our radiology services varies by customer based on a number of factors, including the hours of coverage we provide for the customer, the number of reads we provide to the customer and the technical and administrative services we provide to the customer. We recognize revenue when we have satisfied all of our significant contractual obligations to our customers and we determine that the collection of the resulting receivable is reasonably assured. Revenue from services is recognized in the fiscal month in which the radiological interpretation is complete and forwarded to the customer. We review our historical collection experience on a quarterly basis to determine the necessity of a provision for doubtful accounts. As of March 31, 2007, we had reserved approximately $0.4 million for doubtful accounts based on our estimate of the collectibility of outstanding receivables as of that date.

Stock-Based Compensation

Physician Stock-Based Compensation. The Company records share-based compensation expense in connection with any grant of stock options, restricted stock units, or other issuance of shares of common stock to our affiliated radiologists. We calculate the share-based compensation expense associated with the issuance of stock options to our affiliated radiologists in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123 (R)”) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF No. 96-18”), by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to the issuance of restricted stock units or shares of our common stock to our affiliated radiologists based on the fair value of our common stock on the date the restricted stock units or shares are issued. In accordance with EITF No. 96-18, because our radiologists are treated as independent contractors and not as employees, we calculate the fair value of the share-based compensation expense in each period. The expense amount is determined by calculating the fair value of the shares earned in each period and recording that amount as expense during such period. If the price of our common stock increases over a given period, this accounting treatment results in compensation expense that exceeds the expense we would have recorded if these individuals were employees. Stock-based compensation to our affiliated radiologists is included in professional services expense.

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

Accounts receivable allowance. We monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In estimating the reserve, we evaluate the collectibility of our accounts receivable from a specific customer when we become aware of circumstances that may impair the customer’s ability to meet its financial obligations and record an allowance against amounts due. To date, we have not experienced any material difficulties in collecting payments from our customers. We believe that the potential aggregate amount of nonpayment by our customers is limited in part by the frequency of our billing cycle and the ease with which we may discontinue service to customers during periods of nonpayment. However, actual future losses from uncollectible accounts may differ from our estimates due to our limited experience in establishing reserves for nonpayment, our limited history of non-collection, and the difficulty in predicting the future payment practices of a large number of customers.

Fair value of redeemable preferred stock conversion feature. Prior to the date of our initial public offering, our estimates of the fair value of our redeemable preferred stock conversion feature were determined by management with the assistance of an independent valuation specialist. However, because our outstanding redeemable preferred stock converted into common stock at the closing of our initial public offering, since such date we have not and will not in the future record any additional charges associated with the change in fair value of the conversion feature. As a result, since the closing of our initial public offering, we are no longer required to make these estimates.

Loss contingency for medical liability claims. We record a loss contingency for a medical liability claim in the month in which we deem such liability to be probable. Our determination of the probability of the liability is based upon a review of the claim by our executive staff, legal counsel and insurance carrier. Upon the determination that the liability is probable, we record a loss contingency for the claim up to the amount of the deductible specified in our medical liability insurance policy. To date, we have not experienced any liabilities for claims that were in excess of our prior loss contingency estimates for such claims. However, actual future losses from medical liability claims may differ from our estimates to the extent that we suffer an adverse determination for a claim that we did not deem the liability probable, did not record a loss contingency up to the maximum amount of our insurance deductible, or for which we do not have insurance coverage.

Incurred But Not Reported Claims. We use actuarial assumptions to estimate and record a liability for incurred but not reported (IBNR) professional liability claims and engage an external actuarial firm to assist in the calculation of these estimates. Our estimated IBNR liability is based on long-term industry trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial and legislative decisions, and economic conditions. Our estimated IBNR liability will fluctuate if claims experience changes over time.

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

We recognize revenue generated by our services during the month in which services are provided and we bill our customers at the beginning of the following month. Because the invoices are typically paid directly by our customers, we do not currently depend upon and material payments by third-party payors or patients.

Since our first full year of operations, we have experienced significant revenue growth, from $4.7 million in 2002 to $92.2 million in 2006. This growth in service revenue resulted primarily from:

•	an increase in our customer base,

•	an increase in utilization of our service by our customers,

•	an expansion of our service hours,

•	a high customer retention rate, and

•	growth in the use of diagnostic imaging technologies and procedures in the healthcare industry.

As of March 31, 2007, our affiliated radiologists provided services to 564 customers serving 1,050 hospitals. The total number of hospitals we cover represents approximately 18% of all hospitals in the United States.

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

Change in Fair Value of Redeemable Preferred Stock Conversion Feature. In March 2004, we entered into a stockholders agreement with the holders of our Series A preferred stock pursuant to which we agreed to repurchase all or any portion of the shares of redeemable preferred stock then held by such holders at any time after seven years from the date of issuance. The redemption provision in the stockholders agreement, which terminated upon the closing of our initial public offering, provided that the repurchase price for such shares of redeemable preferred stock would be the greater of (i) the market value of the common stock issuable upon conversion of the redeemable preferred stock or (ii) the liquidation value of such shares of redeemable preferred stock (including all accrued and unpaid dividends). The conversion feature of the redeemable preferred stock was considered an embedded derivative under the provisions of SFAS No. 133, and accordingly was accounted for separately from the redeemable preferred stock. On the date of issuance, the estimated fair value of the conversion feature was $1.7 million which was recorded as a liability on the balance sheet date on the date of issue thus reducing the recorded value of the redeemable preferred stock to $11.3 million. While these shares remained outstanding, on each balance sheet date subsequent to the execution of that agreement, we adjusted the carrying value of the embedded derivative to estimated fair value and recognized the change in such estimated value in our consolidated statements of operations.

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

Trends in our Business and Results of Operations

Revenue Trends. Our business has grown rapidly since inception. This growth has been driven primarily by an increase in our customer base, an increase in utilization of our service by our customers, an expansion of our service hours, a high customer retention rate and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market. Our strategy is to expand on our position as the leading provider of radiology services by:

•	expanding our radiology group customers’ utilization of our services as they implement coverage of additional hospitals,

•	expanding our service offerings to include final and sub-specialty interpretations and cardiac imaging services,

•	targeting new customers,

•	marketing to our customers the additional available hours of coverage,

•	pursuing strategic acquisitions, and

•	developing markets for our data and technology solutions.

Our revenue has increased in absolute dollars each year since inception and our revenue growth rate has been strong. However, our revenue growth rate declined from the first quarter of 2006 to the first quarter of 2007 when compared with our growth rate from the first quarter of 2005 to the first quarter of 2006 and the rate of growth will likely continue to decline as a result of the increased revenue base against which future periods will be compared. We expect that a number of our customers will implement our new service offerings, continue to implement coverage for additional hospitals as well as continue to use additional hours of our service, resulting in an overall increase in the utilization of our service by those customers.

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

Trends in Medical Liability Expense. Our medical liability expense has also increased in absolute dollars each year since inception, primarily due to increases in our medical liability premiums as our business has grown and our reporting of incurred but not reported amounts. We expect our medical liability premiums and our IBNR expense to continue to increase in future periods as our business continues to grow. In addition, if we have claims in future periods for which we deem a liability to be probable, our medical liability expense may increase.

Trends in Physician Stock-Based Compensation Expense. The amount of physician stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding options held by our affiliated radiologists, the number of hours worked, and the change in the value of our common stock in that period. Because of the accounting treatment required by EITF 96-18, if the value of our common stock increases over a given period, we will record a compensation expense that generally exceeds the expense we would have recorded if these individuals were employees because EITF 96-18 requires us to record the increase in the value of the option during such period as an expense. Our expense in future periods for physician stock-based compensation will be driven primarily by new equity-based grants we make to our affiliated radiologists, the rate at which those equity awards and the currently outstanding options are earned over such periods, as well as changes, if any, in our stock price during such periods.

Trends in Sales, General and Administrative Expense. Our sales, general and administrative expense has increased in absolute dollars each year since inception primarily as a result of increased payroll expenses in connection with the addition of key management personnel, software development professionals and general headcount. Our employee headcount increased from 179 at March 31, 2006 to 265 at March 31, 2007. We expect that these payroll expenses will continue to rise as we increase headcount at all levels of our business as we continue to grow. In addition to rising payroll expense, we expect that our general and administrative expenses will increase in absolute dollars due to increases in telecommunications and information technology costs, licensing and privileging costs and increased accounting, legal and consulting costs associated with Sarbanes-Oxley compliance. Also, we expect that our general and administrative expense will increase in absolute dollars due to increases in facilities expenses related to our offices in San Francisco, California and Austin, Texas. Accordingly, we expect sales, general and administrative expense to increase in absolute dollars in future periods.

Trends in Non-Physician Stock-Based Compensation Expense. The amount of non-physician stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding options. Although our non-physician stock-based compensation expense was only 3% of revenue in the first three months of 2007 and 1% of revenue in the first three months of 2006, as we continue to grant options and restricted stock units to our employees, directors and non-physician contractors, we expect our non-physician stock-based compensation expense to increase in future periods.

Trends in Interest Expense. For first quarter of 2006 our interest expense was attributable to the principal amount of debt we had outstanding primarily as a result of a loan agreement with Comerica Bank. We repaid all of our indebtedness on February 14, 2006 with a portion of the proceeds from our initial public offering. On April 5, 2007, we entered into a Credit Agreement relating to a term loan in an amount of $53.0 million to acquire The Radlinx Group, Ltd., to pay off certain indebtedness in connection with the acquisition and to pay fees and expenses incurred in connection with the acquisition. Additional funds are also available under the Credit Agreement which may be used by us for financing certain acquisitions and for certain corporate purposes, including the repurchase of the Company’s common stock. Accordingly, we expect interest expense to increase in future periods.

Trends in Interest Income. In February 2006, we completed an initial public offering of our common stock from which we received net proceeds of $84.2 million after deducting underwriter discounts and commissions and approximately $2.1 million in offering costs. Of this amount, we invested approximately $63.0 million in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities. We utilized a portion of these securities in our acquisition of TDS in February. We expect this amount to decrease in future periods as we utilize a portion of these securities to fund additional acquisitions and expansion of operations.

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

	Three Months Ended March 31,
	2007	2006
Service revenue	100%	100%
Operating costs and expenses:
Professional services (1)	40	42
Sales, general and administrative (2)	33	30
Depreciation and amortization	3	3

Total operating costs and expenses	76	75

Operating income	24	25
Other income (expense):
Interest expense	—	(3)
Interest income	3	2
Other, net	—	—
Change in fair value of redeemable preferred stock conversion feature		(220)

Total other income (expense)	3	(221)

Income (loss) before income taxes	27	(196)
Income tax expense	10	10

Net income (loss)	17	(206)
Redeemable preferred stock accretion	—	—

Net income (loss) applicable to common stockholders	17%	(206)%

(1)	Includes non-cash stock-based compensation expense of approximately $1.0 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively.

(2)	Includes non-cash stock-based compensation expense of approximately $0.8 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.

Comparison of Three Months Ended March 31, 2007 and March 31, 2006

Service Revenue

	Three Months Ended March 31,		Change
	2007	2006	In Dollars	Percentage
Service revenue	$25,881,656	$20,039,203	$5,842,453	29%

The increase in service revenue from the first quarter of 2006 to the first quarter of 2007 resulted primarily from a 33% increase in volume, which was primarily due to an increase in the number of our radiology group customers and their affiliated hospitals, an increase in utilization by our customers of our hours of service and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market. The number of radiology group and hospital customers to which we provided service increased from 486 as of March 31, 2006 to 564 as of March 31, 2007, a 16% increase, and the number of hospital sites to which we provided service increased from 895 as of March 31, 2006 to 1,050 as of March 31, 2007, a 17% increase. The increase in the number of our customers and hospitals served resulted primarily from increased market acceptance of teleradiology as a solution, an increase in the recognition by the marketplace of the quality of our service offerings, the success by our sales professionals in generating new customers, and an improvement in our ability to meet the increased demand for our service, primarily through the addition of affiliated radiologists and the expansion of our hours of service. The TDS acquisition, completed on February 9, 2007, also contributed to this increase.

Operating Costs and Expenses

Professional Services

	Three Months Ended March 31,		Change
	2007	2006	In Dollars	Percentage
Professional services (1)	$10,373,076	$8,394,075	$1,979,001	24%
Percentage of service revenue	40%	42%

(1)	Includes non-cash stock-based compensation expense of approximately $1.0 million for the three months ended March 31, 2007 and $1.3 million for the three months ended March 31, 2006.

The increase in professional services expense for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 resulted primarily from an increase in the number of our affiliated radiologists providing service and an increase in our 2007 medical liability expense due to our IBNR reserve partially offset by a decrease in our physician stock-based compensation expense. From March 31, 2006 to March 31, 2007, we increased the number of our affiliated radiologists from 51 to 75. This increase was driven primarily by the addition of radiologists in connection with our acquisition of TDS as well as the increased demand for our services and our ability to effectively recruit additional radiologists to meet such demand. While our professional services expense increased by 24% for the period, our professional services expense as a percentage of service revenue decreased from 42% for the three months ended March 31, 2006, to 40% for the three months ended March 31, 2007. The following expenses compromise our professional services expense:

•

Professional Service Fees. Our professional service fees increased from approximately $6.8 million for the three months ended March 31, 2006 to approximately $8.8 million for the same period in 2007, a 29% increase, but remained consistent as a percentage of service revenue at 34%. The increase in expense was largely due to the increased volume of radiological interpretations performed by our affiliated radiologists due to the Company’s continued growth.

•

Physician Stock-Based Compensation Expense. Non cash physician stock-based compensation expense for the three months ended March 31, 2007 dropped 27% or approximately $0.4 million. For the three months ended March 31, 2006, the expense of approximately $1.3 million was driven by a significant increase in our stock price which was primarily due to the completion of our initial public offering, an increased number of physicians, and increased vesting in options held by our physicians. In 2007, the number of physicians continued to increase but the stock price fell over the period, reducing the expense to approximately $1.0 million. As a percentage of service revenue, physician stock-based compensation expense decreased from 7% for the three months ended March 31, 2006 to 4% for the same period in 2007.

•

Medical Liability Expense. Our medical liability expense increased from approximately $0.3 million for the three months ended March 31, 2006 to approximately $0.6 million for the three months ended March 31, 2007. The expense recorded in 2006 was solely related to medical liability premiums. The 2007 expense represents approximately $0.3 million of medical liability premiums and the remaining $0.3 was attributable to the increase in our estimated IBNR reserve for exposure related to potential medical liability claims that have not yet been reported. The Company accrues IBNR amounts using actuarial calculations, models and assumptions based on historical loss experience and industry indices.

Sales, General and Administrative

	Three Months Ended March 31,		Change
	2007	2006	In Dollars	Percentage
Sales, general and administrative (1)	$8,464,261	$6,069,561	$2,394,700	39%
Percentage of service revenue	33%	30%

(1)	Includes non-cash stock-based compensation expense of approximately $0.8 million for the three months ended March 31, 2007 and $0.2 million for the three months ended March 31, 2006.

The increase in our sales, general and administrative expense from the first quarter of 2006 to the first quarter of 2007 resulted primarily from increases in payroll expense due to additional hiring and increased costs associated with our growing operations, including the opening of our San Francisco, California and Austin, Texas offices. As a percentage of service revenue, sales, general and administrative expense increased from 30% for the first quarter of 2006 to 33% for the first quarter of 2007. The following expenses comprise our sales, general and administrative expense:

•

Payroll and Related Expense. Our sales, general and administrative headcount increased from 179 at March 31, 2006 to 265 at March 31, 2007, a 48% increase, and resulted in an increase in non-stock-based payroll expense from $3.7 million for the first quarter of 2006 to $4.9 million for the first quarter of 2007, a 33% increase. This increase in payroll expense resulted from the TDS acquisition as well as personnel additions in our quality control, information technology, and sales departments.

•

Information Technology and Telecommunications Expense. Our non-payroll information technology and telecommunications expense increased from approximately $450,000 for the three months ended March 31, 2006 to approximately $540,000 for the three months ended March 31, 2007, a 19% increase. The increase in expense is due to our growth as we have expanded our operations to include centralized facilities in locations in the United States to support our service offerings.

•

Facilities Expense. Our facilities and office-based expense increased from approximately $485,000 for the first quarter of 2006 to $555,000 for the first quarter of 2007, a 15% increase. The increase in facilities and office-based expense was driven primarily by increased facilities and occupancy expenses associated with our facilities in Sydney, Australia, Zurich, Switzerland, Milwaukee, Wisconsin, Coeur d’Alene, Idaho, Austin, Texas and San Francisco, California.

•

Licensing and Privileging Expense. Our non-payroll licensing and privileging expense consists primarily of fees paid in connection with the state medical licenses and hospital privileges we obtain on behalf of our affiliated radiologists. Our affiliated radiologists are licensed to practice medicine in an average of 33 states and have been granted privileges at an average of 459 hospitals. As a result of our efforts to obtain these medical licenses and staff privileges for our affiliated radiologists, we incur administrative expenses as well as fees payable to the states and hospitals. Each state typically requires a fee to be paid in connection with the issuance of a medical license as well as an additional annual fee that must be paid to maintain the medical license. In addition, many hospitals have annual fees associated with the granting of medical staff privileges. Non-payroll licensing and privileging expenses decreased from approximately $383,000 for the first quarter of 2006 to approximately $373,000 for the first quarter of 2007. Licensing and privileging expense is driven by the timing of new contracted physicians and the timing of renewals for existing physicians’ licenses and credentials.

•

Other General and Administrative Expense. Our other general and administrative expense consists primarily of professional accounting, legal and consulting services, general liability insurance and employee-related expenses such as recruiting, travel and entertainment. As a percentage of service revenue, other general and administrative expense remained consistent at 4%. Other general and administrative expense increased from approximately $0.8 million for the first quarter of 2006 to approximately $1.1 million for the first quarter of 2007, a 35% increase. The increase in other general and administrative expense was driven primarily by higher accounting, consulting and legal costs, as well as higher travel costs associated with business development and marketing. We anticipate higher expenses in the current year due to costs we will likely continue to incur related to our Sarbanes-Oxley compliance work.

•

Non-Physician Stock-Based Compensation Expense. Our non-physician stock-based compensation expense increased from approximately $0.2 million for the first quarter of 2006 to approximately $0.8 million for the first quarter of 2007 primarily due additional equity grants made during this period.

Other Income (Expense)

Interest Expense

	Three Months Ended March 31,		Change
	2007	2006	In Dollars	Percentage
Interest expense	$617	$522,654	$(552,037)	(100)%
Percentage of service revenue	—%	3%

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

Interest Income

	Three Months Ended March 31,		Change
	2007	2006	In Dollars	Percentage
Interest Income	$888,495	$386,725	$501,770	130%
Percentage of service revenue	3%	2%

Interest income for the first quarter of 2006 consisted primarily of interest income on cash balances and investments of the cash we received in connection with our initial public offering. We received cash proceeds of $86.3 million, of which approximately $30.1 million was used to repay all outstanding indebtedness to Comerica Bank. We invested the remaining balance in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities. The increase in the first quarter of 2007 is due to higher investment balances for the entire quarter and better rates of return.

Change in Fair Value of Redeemable Preferred Stock Conversion Feature

	Three Months Ended March 31,		Change
	2007	2006	In Dollars	Percentage
Change in fair value of redeemable preferred stock conversion feature	$—	$44,183,770	$(44,183,770)	(100)%
Percentage of service revenue	—%	220%

In the first quarter of 2006 through the closing of our initial public offering, the fair value of the redeemable preferred stock conversion feature increased by a total of $44.2 million, resulting in a non-cash expense of $44.2 million for the first quarter of 2006. At the time of the closing of our initial public offering, all outstanding shares of redeemable preferred stock converted into common stock, and, as a result, after such date we will not record any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock.

Income Tax Expense

	Three Months Ended March 31,		Change
	2007	2006	In Dollars	Percentage
Income tax expense	$2,747,984	$1,900,286	$847,698	45%
Percentage of service revenue	10%	10%

We recorded an income tax expense of approximately $2.7 million for the first quarter of 2007 and approximately $1.9 million for the first quarter of 2006. The increase in our income tax expense was due primarily to the increase in income before taxes which resulted from continued growth in our business.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

Our financial position includes cash, cash equivalents and marketable securities of $70.1 million at March 31, 2007 and $70.4 million at March 31, 2006.

The discussion below highlights significant aspects of our capital resources and cash flow activities (in millions).

	March 31, 2007	March 31, 2006
Capital resources
Cash and cash equivalents	$38,626,494	$48,639,416
Marketable Securities	31,487,941	21,769,540

Total	$70,114,435	$70,408,956

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flow activities
Net cash provided (used) by:
Operating activities	$8.2	$3.7
Investing activities	(16.5)	(22.4)
Financing activities	0.4	54.7

Increase (decrease) in cash and cash equivalents	$(7.9)	$36.0

The discussion below highlights significant aspects of our cash flows.

Operating Activities

Since our inception in August 2001, we have funded our operations primarily from cash flows generated by our operating activities. Net cash from operations was approximately $8.2 million in the first quarter of 2007 and approximately $3.7 million for the first quarter of 2006.

For the three months ended March 31, 2007, we generated net cash from operations of approximately $8.2 million from net income of approximately $4.3 million. Significant non-cash charges included in net income that did not impact our net cash from operations during this period include depreciation and amortization of approximately $0.9 million and stock compensation expense of approximately $1.8 million.

For the quarter ended March 31, 2006, we generated net cash from operations of approximately $3.7 million from a net loss of approximately $41.2 million. Significant non-cash charges included in the net loss that did not impact our net cash from operations during this period include depreciation and amortization of $0.5 million, $0.3 million for the write-off of financing fees related to our loan agreement with Comerica Bank, stock compensation expense of $1.5 million and $44.2 million from the change in fair value of our redeemable preferred stock conversion feature.

The changes in our operating assets and liabilities, net of acquisitions, and the associated impacts on our net cash from operations during the three months ended March 31, 2007 as compared to the changes during the three months ended March 31, 2006 are primarily due to the following factors:

•

Accounts Receivable. Accounts receivable decreased by approximately $0.4 million during the three months ended March 31, 2007. Our service revenues increased during the three months ended March 31, 2007. Our days sales outstanding, or DSO, also increased from 47 to 48. We calculate our DSO based upon a three month average of accounts receivable and revenue. We believe this reduction in accounts receivable is a result of focused collections efforts.

•

Prepaid Expenses and other assets. Prepaid expenses and other assets increased by $0.6 million during the three months ended March 31, 2007. This increase was primarily due to the renewal and prepayment of our several insurance policies and software contracts.

•

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased by $2.9 million during the three months ended March 31, 2007. This increase was primarily due to the expansion of our operations and increases in our income taxes payable and contingent consideration.

Net Cash Used in Investing Activities

Net cash used in investing activities was $16.5 million for the three months ended March 31, 2007 compared to $22.4 million for the three months ended March 31, 2006. Net cash used by investing activities was primarily attributable to the use of approximately $21.9 million in the acquisition of TDS.

Investments in marketable securities with maturities greater than ninety days are classified as investing activities on the Consolidated Statement of Cash Flows. Investment activity during the first three months of 2007 included the purchase of $11.4 million in marketable securities, offset by cash receipts of $17.9 million as a result of certain investments reaching maturity during the period. In the first three months of 2006 we invested approximately $21.7 million from part of the net cash proceeds received from our initial public offering completed during that period.

We also invested approximately $1.2 million in property and equipment during the three months ended March 31, 2007 compared to $0.7 million in 2006. The majority of these capital expenditures were associated with computer equipment and the continued investment in our information technology infrastructure.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2007. These amounts mostly represent the cash proceeds to the Company from the exercise of stock options during the quarter.

Net cash provided by financing activities was $54.7 million for the three months ended March 31, 2006. During the quarter we completed our initial public offering from which we received net proceeds of $85.8 million after deducting discounts and commissions paid to our underwriters and approximately $0.5 million in offering costs paid during the quarter.

On January 2, 2006, we paid a regularly scheduled debt payment to Comerica Bank in the amount of approximately $1.1 million. On February 8, 2006, we borrowed an additional $7.0 million under our term loan facility and distributed the full amount as a special dividend to the holders of our common stock and our then-outstanding redeemable convertible preferred stock. On February 14, 2006, we repaid in full the outstanding principal with Comerica Bank in the amount of $29.9 million with proceeds from our initial public offering. After repaying this outstanding debt, we terminated our term and revolving loan facilities with Comerica Bank.

Financial condition and liquidity

We expect our long-term liquidity needs to consist primarily of working capital, capital expenditure requirements and future acquisitions. We intend to fund these long-term liquidity needs from cash generated from operations and our credit agreement entered into April 5, 2007. The Company believes its capital resources will be sufficient to meet its anticipated cash needs for at least the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

Our Sydney and San Francisco offices leases are collateralized by separate letters of credit in the amounts of approximately $0.6 million and $0.1 million, respectively, as of March 31, 2007. Our medical liability insurance policy is also collateralized by a separate letter of credit in the amount of $0.5 million as of March 31, 2007.

Contractual Obligations

In January 2007, the Company signed a lease for a new reading facility in San Francisco, California. The lease expires in 2012 and resulted in an additional total lease commitment of approximately $1.3 million.

ACCOUNTING STANDARDS

Recently adopted accounting standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded $660,800 of unrecognized tax benefits. Ultimate recognition of those benefits would result in corresponding unrecognized tax obligations of $601,100. Accordingly, the net impact on retained earnings for the cumulative effect of adopting FIN 48 was $59,700. 100% of the unrecognized tax benefits would affect the Company’s effective tax rate if recognized.

There was no change to the amount of unrecognized tax benefits in the quarter ended March 31, 2007, and the Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Interest and penalties related to income tax liabilities are included in Other Expense. As a result of the implementation of FIN 48, the company recorded a cumulative effect adjustment to retained earnings of $74,900 for accrued interest and penalties on unrecognized tax benefits.

Prior to 2004, the Company was not subject to significant income tax due to its status as an LLC. Years from 2004 and forward are open to examination in its significant jurisdictions, consisting of US federal, Australia, and Idaho.

Recently Issued Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value according to accounting principles generally accepted in the United States of America, and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. The provisions of SFAS No. 157 are effective as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial position or results of operation.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Although a large number of our affiliated radiologists work from our centralized reading facilities in Australia and Switzerland, the professional service fees we pay to our affiliated radiologists are denominated primarily in U.S. dollars. As a result, only our operating leases in those countries present foreign currency exchange risks. Because we are not currently subject to material foreign currency exchange risk, we have not, to date, entered into any hedging contracts. If a weakening U.S. dollar requires us to increase the amounts we pay to our affiliated radiologists in the future in order to maintain a constant level of compensation denominated in U.S. dollars, our results of operations and cash flows could be affected. Any foreign exchange risks are related to the foreign currency exchange rates between the U.S. dollar and the Australian dollar and between the U.S. dollar and the Swiss franc.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $38.6 million at March 31, 2007. These amounts were invested primarily in interest-bearing money market accounts. Additionally, we had marketable securities totaling $31.5 million at March 31, 2007 invested primarily in U.S. government agency securities and municipal securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, any declines in interest rates will reduce future investment income.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to the Company required to be included in our Exchange Act filings and to ensure that information required to be disclosed by the Company in the report it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in internal control over financial reporting.

During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on effectiveness of controls and procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the fact that judgments in decision–making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

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

We have a short operating history in an emerging market. As a result, our current business and future prospects are difficult to evaluate. You must consider our business and prospects in light of the risks and difficulties we encounter as an early-stage company in a rapidly evolving market. Some of these risks relate to our potential inability to:

•	effectively manage our business and technology,

•	effectively manage the integration of companies that we have acquired, or in the future may acquire,

•	develop new services that complement our existing business,

•	acquire additional customers,

•	successfully provide high levels of service quality as we expand the scale of our business,

•	manage rapid growth in personnel and operations,

•	effectively manage our medical liability risk,

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

In addition, if companies larger than we are enter the market through internal expansion or acquisition of one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. These competitors could have established customer relationships and greater financial, technical, sales, marketing and other resources than we do, and could be able to respond more quickly to new or emerging technologies or devote greater resources to the development, promotion and sale of their services. This competition could harm our ability to sell our services, which may lead to lower prices, reduced revenue and, ultimately, reduced market share.

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

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. Including the recently-closed acquisitions of Teleradiology Diagnostic Service, Inc. and the Radlinx Group, Ltd., we have made four acquisitions to date, and our management has limited experience in completing acquisitions and integrating acquired businesses with our operations. If we fail to properly evaluate and execute acquisitions, our business and prospects may be harmed.

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

We have historically focused our business on providing emergency radiology services during the hours of 5:00 p.m. to 8:00 a.m. and 24-hours per day on weekends and holidays. In 2006, we expanded our hours of service to 24-hours per day, seven days a week and began offering final reads and sub-specialty services, including cardiac imaging services, to enhance our service offerings to our customers. However, our efforts to provide these final reads and sub-specialty services, or any other markets beyond our current services offerings, may not result in significant revenue growth for us. In addition, efforts to expand our services into these new markets may divert management resources from existing operations and require us to commit significant financial resources to an unproven business. To support these service offerings, we have recently opened two additional centralized reading centers in San Francisco, California and Austin, Texas, similar to our facilities in Sydney, Australia and Zurich, Switzerland. If we are unable to effectively and profitably expand our offerings in these areas, our business, financial condition and results of operations could be adversely affected.

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

Our business entails the risk of medical liability claims against our affiliated radiologists and us. We or our affiliated radiologists are subject to ongoing medical liability claims in the ordinary course of business. In the past, we have been subject to a medical liability claim for which a settlement was paid by our insurance carrier and we are likely to be subject to future claims which will involve payment or settlement. Although we maintain medical liability insurance for ourselves and our affiliated radiologists with coverage that we believe is appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards which exceed the limits of our insurance coverage. In addition, medical liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services to include final and sub-specialty reads and cardiac imaging services. As a result, adequate medical liability insurance may not be available to our affiliated radiologists or us in the future at acceptable costs or at all.

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

We have experienced increased demand for and revenues from our services during the second and third fiscal quarters of each year. We believe that these increases are a result of increased outdoor and transportation activities during summer months. During the first and fourth quarters of each fiscal year, when weather conditions are colder for a large portion of the United States, we have historically experienced relatively lower revenues than those experienced during the second and third quarters. We may continue to experience this or other seasonality in the future. These seasonal factors may lead to unpredictable variations in our quarterly operating results and cause the trading price of our common stock to decline. Additionally, our ability to schedule adequate radiologist coverage during the seasonal period of increased demand for our services may affect our ability to provide appropriate turnaround times in our services to clients.

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

The majority of our customers are radiology practices. These customers, and not us, bill and receive payments from Medicare and/or Medicaid for the professional services provided by our affiliated radiologists. Medicare and Medicaid generally prohibit a physician who performs a covered medical service from “reassigning” to anyone else (including to other physicians) the performing physician’s right to receive payment directly from Medicare or Medicaid, except in certain circumstances. We believe that the services provided by our affiliated radiologists satisfy one or more of the exceptions to this prohibition, but the various Medicare carriers and state Medicaid authorities may interpret these exceptions differently than we do. Because Medicare and Medicaid payments may comprise a significant portion of the total payments received by our customers for the services of our affiliated radiologists, if it were determined that we do not qualify for an exception, our customers could be prohibited from billing Medicare and/or Medicaid for the services of our affiliated radiologists and this would cause a material adverse effect on our ability to market our services and on our business and results of operations. Future laws or regulations, moreover, may require that we bill Medicare or Medicaid directly for new services we provide to our customers. Should this occur, we would either be required to forgo business with such customers or be required to design, develop and implement an appropriate recordkeeping and billing system to bill Medicare and Medicaid.

Medicare reimbursement rules currently provide that the proper Medicare carrier to pay physician claims is the Medicare carrier for the region in which the physician or practice providing the service is located, rather than the Medicare carrier for the region in which the patient receiving the services is located. [Many of our affiliated radiologists are located in a Medicare region that is different from the Medicare region in which the patient and treating hospital are located. Since it is incumbent on our customers to file with the proper Medicare carrier in order to receive payment, it may be necessary for our customers to enroll with additional Medicare carriers in order to properly submit claims for reimbursement.] To the extent that our customers are unwilling or unable to do so, they may be unwilling to use our services unless we were to submit the claims. Should this occur, we would either be required to forgo business with such customers or be required to design, develop and implement an appropriate recordkeeping and billing system to bill Medicare and Medicaid. The Center for Medicare and Medicaid Services, or CMS, recently proposed amending the reimbursement rules to provide for reimbursement by the Medicare carrier for the region in which the patient and hospital are located regardless of the location of the physician. If adopted, the amended reimbursement rules would eliminate the need for our customers to enroll with additional Medicare carriers.

Changes in the rules and regulations governing Medicare’s and Medicaid’s payment for medical services could affect our revenues, particularly with respect to final reads.

Although most reads we provide are preliminary reads rather than final reads, we are providing an increasing number of final and sub-specialty reads and cardiac imaging services. Cost-containment pressures on Medicare and Medicaid could result in a reduction in the amount that the government will pay for these reads, which could cause pricing pressure on our services. Should that occur, we could be required to lower our prices, or our customers could elect to provide the reads themselves or obtain such services from one of our competitors, and not utilize the services of our affiliated radiologists, which would have a material adverse effect on our business, results of operations and financial condition.

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

In its Fiscal Year 2007 Work Plan, the U.S. Department of Health & Human Services Office of Inspector General, or HHS-OIG, indicated that it would conduct a study and issue a report assessing the appropriateness of Medicare billings for diagnostic tests performed in hospital emergency rooms. Part of the assessment will include a determination as to whether the tests were read contemporaneously with the patient’s treatment. It is possible that, in the final report, the HHS-OIG could recommend to CMS that it change its reimbursement rules to clearly indicate that CMS will only pay for reads performed contemporaneously with a patient’s treatment by a physician located within the United States. If CMS were to adopt this recommendation, final reads would no longer be eligible for reimbursement if performed by a physician other than the one who performed the preliminary read. In turn, if our customers were no longer able to be reimbursed for certain final reads, our customers may seek alternative arrangements for the performance of their preliminary reads, which could adversely impact our business.

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

Our success depends largely upon the continued services of our executive officers, particularly Dr. Paul Berger, our Chief Executive Officer and Chairman of the Board. The loss of Dr. Berger, Jon D. Berger, our Vice President of Sales, Marketing and Business Development, or Tim Mayleben, our Executive Vice President and Chief Operating Officer could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock. Each of these named executives is employed on an “at-will” basis. In addition, the search for replacements could be time consuming and could distract our management team from the day-to-day operations of our business.

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

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

Date: May 10, 2007	By:	/s/ CHRISTOPHER R. HUBER
Christopher R. Huber
Chief Financial Officer