Form 10-Q
period 2007-06-30
NightHawk Radiology Holdings Inc
filed 2007-08-01
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☒

As of July 20, 2007, 30,024,815 shares of the Registrant’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$46,987,322	$46,500,818
Marketable securities	24,720,316	37,810,963
Trade accounts receivable, net	20,697,557	12,706,146
Deferred income taxes		365,930
Prepaid expenses and other current assets	2,972,778	2,076,037

Total current assets	95,377,973	99,459,894
Property and equipment, net	8,635,977	6,192,541
Goodwill	56,202,034	4,913,844
Intangible assets, net	33,093,814	2,922,543
Deferred income taxes		2,480,972
Other assets, net	2,389,260	96,572

Total	$195,699,058	$116,066,366

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$17,474,177	$9,052,634
Accrued payroll and related benefits	3,357,470	2,383,998
Current portion of notes payable	530,000

Total current liabilities	21,361,647	11,436,632
Insurance reserve	2,995,000	2,000,000
Notes payable, less current portion	52,470,000
Deferred income taxes	2,943,203
Other liabilities	201,200

Total liabilities	79,971,050	13,436,632

Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock—150,000,000 shares authorized; $.001 par value; 30,022,816 and 29,944,069 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	30,023	29,944
Additional paid-in capital	235,503,778	230,116,635
Retained earnings (deficit)	(119,805,793)	(127,516,845)

Total stockholders’ equity	115,728,008	102,629,734

Total	$195,699,058	$116,066,366

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service revenue	$37,923,099	$22,876,569	$63,804,755	$42,915,772
Operating costs and expenses:
Professional services (includes non-cash compensation expense of $1,070,535, $931,531, $2,030,598 and $2,246,683)	17,401,891	8,553,972	27,774,967	16,948,047
Sales, general, and administrative (includes non-cash compensation expense of $1,845,184, $165,807, $2,683,064 and $351,444	12,642,644	6,283,744	21,106,906	12,353,305
Depreciation and amortization	1,792,191	522,835	2,642,335	1,053,247

Total operating costs and expenses	31,836,726	15,360,551	51,524,208	30,354,599

Operating income	6,086,373	7,516,018	12,280,547	12,561,173
Other income (expense):
Interest expense	(1,275,597)	(7,017)	(1,276,213)	(559,671)
Interest income	833,935	764,559	1,722,430	1,151,284
Other, net	(30,025)	(22,693)	(32,336)	(44,336)
Change in fair value of redeemable preferred stock conversion feature				(44,183,770)

Total other income (expense)	(471,687)	734,849	413,881	(43,636,493)

Income (loss) before income taxes	5,614,686	8,250,867	12,694,428	(31,075,320)
Income tax expense	2,100,792	3,214,631	4,848,776	5,114,917

Net income (loss)	3,513,894	5,036,236	7,845,652	(36,190,237)
Redeemable preferred stock accretion				(117,534)

Net income (loss) applicable to common stockholders	$3,513,894	$5,036,236	$7,845,652	$(36,307,771)

Earnings (loss) per common share:
Basic	$0.12	$0.17	$0.26	$(1.34)
Diluted	$0.11	$0.17	$0.25	$(1.34)
Weighted averages of common shares outstanding:
Basic	29,996,297	29,809,571	29,978,376	27,159,294
Diluted	30,993,033	30,484,960	30,903,332	27,159,294

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$7,845,652	$(36,190,237)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,642,335	1,053,247
Amortization of debt issuance costs	71,315
Accretion of discounts on marketable securities	(216,332)	(233,765)
Other loss (income)	(23,707)	346,423
Deferred income taxes	(2,034,145)	(1,330,811)
Change in fair value of redeemable preferred stock conversion feature		44,183,770
Non-cash stock compensation expense	4,713,662	2,598,127
Excess tax benefit from exercise of stock options	(340,421)
Provision for doubtful accounts and sales credits	135,537	37,328
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade accounts receivable	(3,405,647)	(894,452)
Prepaid expenses and other assets	(536,835)	(1,309,188)
Accounts payable and accrued expenses	3,071,265	14,206
Accrued payroll and related benefits	772,152	(246,377)
Accrued interest payable	(35,434)	(424,601)

Net cash provided by operating activities	12,659,397	7,603,670

Cash flows from investing activities:
Purchase of marketable securities	(13,871,021)	(41,457,839)
Proceeds from maturities of marketable securities	27,178,000	4,500,000
Purchase of property and equipment	(2,374,789)	(1,300,230)
Cash and cash equivalents from acquisitions, net	87,168
Cash paid for acquisitions	(62,493,077)

Net cash used in investing activities	(51,473,719)	(38,258,069)

Cash flows from financing activities:
Proceeds from note payable and debt	53,000,000	7,000,000
Repayment of notes payable and debt	(10,866,094)	(31,003,429)
Payment on line of credit	(1,678,953)
Deferred financing costs	(1,827,688)
Proceeds from issuance of common stock, net of issuance costs		85,108,905
Proceeds from exercise of stock options	333,140
Excess tax benefit from exercise of stock options	340,421
Dividends paid		(7,000,000)

Net cash provided by financing activities	39,300,826	54,105,476

Net increase in cash and cash equivalents	486,504	23,451,077
Cash and cash equivalents—beginning of period	46,500,818	12,610,487

Cash and cash equivalents—end of period	$46,987,322	$36,061,564

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,173,840	$646,327
Cash paid for income taxes	5,157,314	6,213,702
Non-cash investing and financing activities:
Debt issuance costs included in accounts payable and accrued expenses	262,000
Acquisition costs included in accounts payable and accrued expenses	272,000
Purchases of equipment included in accounts payable	$209,779	26,937
Accretion of redeemable preferred stock		117,534
Accretion of redeemable common stock		11,386,608
Conversion of redeemable convertible preferred stock		13,274,450
Conversion of redeemable common stock		26,742,861
Conversion of preferred stock conversion feature		89,440,020
Stock issuance costs included in accounts payable and accrued expenses		460,118
Stock issuance costs paid in 2005 reclassified to additional paid-in capital		$532,686

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

In the opinion of Company management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, results for the periods presented. These condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2006 Annual Report on Form 10-K filed with the SEC on March 6, 2007. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the entire fiscal year.

The Company’s unaudited condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of these estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, the loss contingency for medical liability claims, reserves for incurred but not reported (“IBNR”) professional liability claims and estimates used for the purpose of determining stock-based compensation.

Trade Accounts Receivable—Trade accounts receivable represent receivables for radiology services and are recorded at the invoiced amount and are non-interest bearing. The Company has a history of minimal uncollectible receivables. Management reviews past due accounts receivable to identify specific customers with known disputes or collectibility issues. As of June 30, 2007 and December 31, 2006, the Company had reserved approximately $479,000 and $380,000; respectively, for doubtful accounts based on its estimate of the collectibility of outstanding receivables as of those dates.

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

The Company records reserves for both reported and IBNR amounts. Reported amounts are reserved based upon the Company’s best estimate of future probable costs. IBNR amounts are estimated using historical claims information and industry indices. This reserve is intended to cover potential medical claims that might arise related to the radiological interpretations performed by the Company’s affiliated radiologists.

Revenue Recognition and Presentation—Service revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Service revenue consists of fees for radiological interpretations and is recognized in the fiscal month when the radiological interpretation is complete and delivered to the customer.

Stock-Based Compensation—The Company records stock-based compensation expense in connection with any grant of stock options or restricted stock units to affiliated radiologists. The Company calculates the stock-based compensation expense associated with the issuance of stock-based compensation to affiliated radiologists in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123 (R)”), and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF No. 96-18”). The Company calculates the stock-based compensation expense related to the issuance of common stock or restricted stock units to affiliated radiologists based on the fair value of common stock at the date the shares or restricted stock units were earned. Stock-based compensation related to affiliated radiologists is included in professional services expenses.

The Company also records stock-based compensation expense in connection with any grant of stock options or restricted stock units to employees, directors and non-physician contractors. The Company calculates the stock-based compensation expense associated with the issuance of options or restricted stock units to its employees, directors and non-physician contractors in accordance with SFAS No. 123 (R). Stock-based compensation related to employees, directors and non-physician contractors is included in sales, general and administrative expenses.

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality credit institutions. At times, such amounts may be in excess of insured amounts. As of June 30, 2007 and December 31, 2006, a total of approximately $8,255,000 and $10,690,000, respectively, of cash and cash equivalents was in excess of insured amounts.

Recently Adopted Accounting Standards— In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, the Company recorded $660,800 of unrecognized tax benefits. Final recognition of those benefits would result in corresponding unrecognized tax obligations of $601,100. Accordingly, the net impact on retained earnings for the cumulative effect of adopting FIN 48 was $59,700. 100% of the unrecognized tax benefits would affect the Company’s effective tax rate if recognized.

There was no change to the amount of unrecognized tax benefits in the quarter ended June 30, 2007, and the Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Interest and penalties related to income tax liabilities are included in Other Expense. As a result of the implementation of FIN 48, the Company recorded a cumulative effect adjustment to retained earnings of $74,900 for accrued interest and penalties on unrecognized tax benefits. During the quarter ended June 30, 2007, the Company recorded $38,700 of additional interest and penalties on unrecognized tax benefits.

Prior to 2004, the Company was not subject to significant income tax due to its status as a limited liability company. The Company’s tax returns since 2004 are subject to examination in its significant jurisdictions, consisting of U.S. Federal, Australia, and Idaho.

Recently Issued Accounting Standards— In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value according to accounting principles generally accepted in the United States, and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. The provisions of SFAS No. 157 are effective as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

2. ACQUISITIONS

The Radlinx Group, Ltd.

On April 5, 2007, the Company completed the acquisition of all of the outstanding equity interests of The Radlinx Group, Ltd., a privately held radiology services company (“Radlinx”) for a total consideration consisting of $53,000,000 in cash at closing. The consideration includes the assumption of $12,608,070 in liabilities which were paid in full immediately following the acquisition and cash payments of $40,735,328, including the certain costs associated with the acquisition.

Additional cash consideration will be paid as an earnout within 45 days of the one-year anniversary of the closing. This contingent consideration will be equal to 25% of the revenues generated by certain identified customers during that one-year period. As of June 30, 2007, the Company has recorded an additional liability of $1,300,000 for this contingent consideration increasing the total consideration to $42,035,328.

The following table presents the preliminary allocation of the purchase price to the acquired assets and liabilities:

Current assets	$3,640,963
Fixed assets	856,268
Intangible assets	19,400,000
Goodwill	36,047,463

Assets acquired	59,944,694

Current liabilities	5,376,810
Long-term liabilities	12,532,556

Liabilities	17,909,366

Net assets acquired	$42,035,328

The acquisition of Radlinx resulted in the assets acquired and liabilities assumed being recorded based on their estimated fair values on the acquisition date. Goodwill of $36,047,463, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS No. 142. The results of operations of Radlinx have been included in the Company’s consolidated statements of operations and cash flows starting on April 5, 2007.

The determination of the estimated fair value of the intangible assets acquired required management to make significant estimates and assumptions. These assumptions included future expected cash flows from customer contracts, certain noncompete agreements, the value of customer lists and the “Radlinx” tradename, and the useful lives of the intangible assets.

The amount allocated to intangible assets was attributed to the following categories:

	Acquired Value	Estimated Useful Life
Customer lists and relationships	$16,800,000	10 years
Tradename and trademarks	1,500,000	5 years
Noncompete agreements	1,100,000	2 years

	$19,400,000

All intangible assets are amortized on a straight-line basis over their expected useful lives (Note 4).

The following unaudited pro forma information assumes the Radlinx acquisition occurred as of January 1, 2006. The unaudited pro forma financial information summarizes the results of operations for the six months ended June 30, 2007 and 2006. The unaudited pro forma results are not necessarily indicative of what would have occurred had the acquisition actually occurred as of January 1, 2006 or of future operations of the combined companies.

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(unaudited)
Service revenue	$71,903,000	$51,943,000
Net income (loss)	$6,800,000	$(37,561,000)
Net income (loss) applicable to common shareholders	$6,800,000	$(37,678,000)
Earnings (loss) per common share, basic and diluted	$0.23	$(1.39)
Earnings (loss) per common share, basic and diluted	$0.22	$(1.39)

Teleradiology Diagnostic Service, Inc.

On February 9, 2007, the Company entered into a Share Purchase Agreement with Teleradiology Diagnostic Service, Inc. (“TDS”), each of the shareholders of TDS and certain other related parties, pursuant to which the Company acquired all of the outstanding stock of TDS. The execution of the Share Purchase Agreement and the closing of the transaction occurred simultaneously. Under the terms of the Share Purchase Agreement, the Company acquired all of the outstanding stock of TDS, a privately held company, for an aggregate cash consideration of $23,000,000 in cash.

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

The following table presents the preliminary allocation of the purchase price to the acquired assets and liabilities:

Current assets	$1,555,535
Fixed assets	142,500
Intangible assets	12,250,000
Goodwill	15,240,728

Assets acquired	29,188,763

Current liabilities	1,393,825
Long-term liabilities	4,794,938

Liabilities	6,188,763

Net assets acquired	$23,000,000

American Teleradiology Nighthawks, Inc.

On September 30, 2005, the Company completed the purchase of American Teleradiology Nighthawks, Inc. (“ATN”). The ATN purchase agreement provides for two contingent purchase price adjustments based upon the achievement of specified financial goals. The adjustments were to be paid in shares of the Company’s stock to stockholders of ATN at the acquisition date. During the three months ended September 30, 2006, $3,511,025 was recorded for the first component of the contingent consideration, representing approximately 183,000 shares of the Company’s stock. During the three months ended March 31, 2007, the Company determined that no amount was earned for the second component of the contingent consideration. Both components of the contingent consideration amount are currently being reviewed by the former stockholders of ATN and Company management. The contingent consideration ultimately due is subject to agreement by these parties.

3. MARKETABLE SECURITIES

Marketable securities include various available-for-sale securities. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Gross unrealized gains and losses on marketable securities were not significant at June 30, 2007 and December 31, 2006.

Below are the Company’s marketable securities at fair value:

	June 30, 2007	December 31, 2006
Due in one year or less:
U.S. Government and Federal Agency Securities	$8,190,316	$19,931,536
Municipal Securities	1,000,000	7,049,427
Due after three years:
Municipal Securities	15,530,000	10,830,000

Total Marketable Securities	$24,720,316	$37,810,963

4. INTANGIBLE ASSETS

A summary of intangible assets is as follows:

		June 30, 2007		December 31, 2006
	Estimated Useful Life	Historical Amount	Accumulated Amortization	Historical Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	6-10 years	$30,770,000	$1,589,809	$2,620,000	$548,915
Tradename and trademarks	5 years	2,690,000	246,179	790,000	31,875
Customer contracts	7 months	100,000	100,000	100,000	100,000
Noncompete agreements	2-3 years	1,810,000	340,198	210,000	116,667

		$35,370,000	$2,276,186	$3,720,000	$797,457

Amortization expense was approximately $1,140,000 and $120,000 for the three months ended June 30, 2007 and 2006, respectively and approximately $1,479,000 and $272,000 for the six months ended June 30, 2007 and 2006, respectively.

Estimated Amortization Expense:	Amount
Six months ending December 31, 2007	$2,255,167
Year ending December 31, 2008	4,497,000
Year ending December 31, 2009	4,046,528
Year ending December 31, 2010	3,728,190
Year ending December 31, 2011	3,632,000
Thereafter	14,934,929

Total	$33,093,814

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2007	December 31, 2006
Computers, diagnostic workstations, and telecommunications systems	$7,528,956	$4,353,715
Office furniture and equipment	1,054,865	813,614
Software	4,133,265	3,162,586
Leasehold improvements	2,114,763	1,286,507

	14,831,849	9,616,422
Less accumulated depreciation	(6,195,872)	(3,423,881)

	$8,635,977	$6,192,541

Depreciation expense for the three months ended June 30, 2007 and 2006 was approximately $652,000 and $403,000 respectively and approximately $1,164,000 and $782,000 for the six months ended June 30, 2007 and 2006, respectively.

6. LONG-TERM DEBT

On April 5, 2007, the Company entered into a credit agreement with Morgan Stanley Senior Funding (“Credit Agreement”) relating to a term loan in an amount of $53,000,000, with an option for the Company to request that the lenders advance up to an additional $97,000,000 in term loans for a total credit facility of up to $150,000,000 (“Credit Facility”). The Company used proceeds from the Credit Facility to fund the acquisition of Radlinx. Interest under the Credit Facility is based on either: (i) a floating per annum rate based on the Administrative Agent’s prime rate plus a margin of 1.25% (9.5% at June 30, 2007) or (ii) upon syndication, and at the option of the Company, a floating per annum rate (based upon one, two, three or six-month interest periods) based on LIBOR plus a margin of 2.25%. The Credit Facility is guaranteed by substantially all of the Company’s assets as collateral for the amounts borrowed by the Company and contains normal restrictive covenants.

On July 10, 2007, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Facility”) which amends and replaces the Company’s Credit Agreement, dated as of April 5, 2007. The Amended Credit Facility provides for term loans up to $150,000,000 in aggregate. Further, under the Amended Credit Facility, the Company may request that the lenders advance up to an additional $75,000,000 in term loans, although this additional amount and the terms under which such loans would be made have not been committed. The Company borrowed $100,000,000 under the Amended Credit Facility at closing and used the proceeds to repay the original loan of $53,000,000, for the MPS and ERS acquisitions (Note 12), for general corporate purposes and to pay the fees and expenses incurred in connection with the Amended Credit Facility. The additional funds available under the Amended Credit Facility may be used by the Company for financing certain acquisitions and for general corporate purposes. Interest under the Amended Credit Facility is based, at the option of the Company, on either: (i) a floating per annum rate based on the Administrative Agent’s prime rate plus a margin of 1.50% or (ii) a floating per annum rate (based upon one, two, three or six-month interest periods) based on LIBOR plus a margin of 2.50%. The term loan will be repaid in quarterly installments, with principal being amortized at an annual rate of 1%, and the balance payable on the maturity date of July 10, 2014. The term loan is subject to mandatory prepayment under certain circumstances, including in connection with the Company’s receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events and from the Company’s excess cash flow. The term loan may be voluntarily prepaid without premium or penalty.

The Amended Credit Facility contains customary affirmative, negative and financial covenants, including, among other requirements, negative covenants that restrict the Company’s ability to create liens, enter into mergers and acquisitions, pay dividends, repurchase stock, incur indebtedness, make investments and make capital expenditures, and financial covenants that limit the maximum leverage the Company can maintain at any one time.

The Amended Credit Facility contains events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control. The occurrence of an event of default could result in an increased interest rate, the acceleration of the Company’s obligations under the Amended Credit Facility and an obligation of the Company or any guarantor to repay the full amount of the Company’s borrowings under the Amended Credit Facility.

On February 9, 2006, the Company borrowed $7,000,000 under its term loan facility with Comerica Bank and distributed the full amount as a special dividend to the holders of its common stock and its then-outstanding redeemable convertible preferred stock. (See Dividends discussion in Note 11.) On January 2, 2006, the Company paid a regularly scheduled debt payment to Comerica in the amount of approximately $1,100,000. On February 14, 2006, the Company repaid in full the debt and interest outstanding with Comerica Bank in the amount of approximately $30,100,000 with proceeds from the Company’s initial public offering. Subsequent to repaying this outstanding debt, the Company terminated its term and revolving loan facilities with Comerica Bank in the first quarter of 2006.

7. COMMITMENTS AND CONTINGENCIES

Leases —In May 2007, the Company signed an operating lease for a new office facility in Dallas, Texas. The lease expires in 2012 and resulted in an additional total lease commitment of approximately $1,070,600.

Litigation —The Company is involved in litigation in the normal course of business. After consultation with legal counsel, management estimates that at June 30, 2007 and December 31, 2006 these matters are expected to be resolved without material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

The Company records reserves for both reported and IBNR amounts. Reported amounts are reserved based upon the Company’s best estimate of future probable costs and totaled $710,000 at June 30, 2007 and $700,000 at December 31, 2006. The Company accrues IBNR amounts using actuarial calculations, models and assumptions based on historical claims experience and industry indices. During the three and six months ended June 30, 2007, the Company recorded $745,000 and $995,000, respectively, of expense for estimated IBNR amounts. The increase in the second quarter IBNR expense is a result of a charge related to the two acquisitions made during the first six months as well as increased volumes of radiological interpretations. IBNR amounts, recorded as an insurance reserve on the balance sheet, at June 30, 2007 and December 31, 2006 totaled $2,995,000 and $2,000,000, respectively.

8. STOCK COMPENSATION PLANS

Share Based Award Plans. The Company has two stock-based award plans, the 2004 Stock Plan (the “2004 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). In February 2006, all shares available for grant under the 2004 Plan were rolled over and became available for grant under the 2006 Plan. As of June 30, 2007, the Company had an aggregate of 4,122,882 shares of its common stock reserved for issuance under the 2004 Plan and 2006 Plan, of which 703,576 shares were available for future grants and 3,419,306 shares were subject to outstanding stock awards.

Awards are subject to terms and conditions as determined by the Board of Directors. All stock options have an exercise price equal to or greater than the fair value of our common stock on the date the option is granted. Stock options generally have a contractual term of ten years and vest over three years.

Stock Options. The Company granted stock options covering 457,948 and 1,676,461 shares during the three and six months ended June 30, 2007 at weighted-average exercise prices of $17.72 and $20.65, respectively. The weighted-average grant-date fair value per share granted during the three and six months ended June 30, 2007 was $6.99. A summary of our stock-based award activity for employees and non-employees under the 2004 Plan and 2006 Plan are as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of April 1, 2007	2,849,803	$11.90
Granted	457,948	17.72
Exercised	(30,765)	3.47
Cancelled	(15,733)	16.87

Outstanding as of June 30, 2007	3,261,253	$12.77	8.71	$22,008,458

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	1,679,563	$4.58
Granted	1,676,461	20.65
Exercised	(68,686)	4.85
Cancelled	(26,085)	12.58

Outstanding as of June 30, 2007	3,261,253	$12.77	8.71	$22,008,458

Exercisable as of June 30, 2007	496,153	$3.62	7.61	$7,181,320
Vested and expected to vest as of June 30, 2007	2,569,390	$12.89	8.73	$17,117,750

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options.

Restricted Stock Units. During the three and six months ended June 30, 2007, the Company granted 10,400 and 85,131 restricted stock unit awards at a fair value of $17.74 and $21.26 per share, respectively. Activity related to these restricted stock unit awards is as follows:

Restricted Stock Unit Awards	Number of Awards	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of April 1, 2007	164,243
Granted	10,400
Released	(10,061)
Cancelled	(6,529)

Outstanding as of June 30, 2007	158,053	2.03	$2,852,857

Restricted Stock Unit Awards	Number of Awards	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	95,352
Granted	85,131
Released	(10,061)
Cancelled	(12,369)

Outstanding as of June 30, 2007	158,053	2.03	$2,852,857

Vested as of June 30, 2007	—	—	—
Vested and expected to vest as of June 30, 2007	112,071	1.93	$2,022,887

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

The weighted average fair values of stock-based arrangements on the date of grant and the assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Dividend yield	—	—
Expected volatility	41%	—
Risk-free interest rates	4.56%	—
Expected term for employees (years)	4.4	—
Expected/remaining term for non-employee (years)	10	—

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Dividend yield	—	—
Expected volatility	35%	39%
Risk-free interest rates	4.67%	4.84%
Expected term for employees (years)	4.1	4.7
Expected/remaining term for non-employee (years)	10	10

Expected volatility is estimated based primarily on evaluating similar companies’ volatility rates, due to the Company’s limited trading history. The Company started incorporating its trading history into the estimates starting January 1, 2007. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant corresponding with the expected term of the options. The expected option term for employees is the number of years estimated that options will be outstanding prior to exercise considering vesting schedules, historical exercise experience and other relevant factors.

As of June 30, 2007, the total remaining unrecognized compensation cost related to all unvested stock-based employee/director arrangements, net of an estimated forfeiture rate of 12%, was approximately $8,600,000 and is expected to be recognized over a weighted average period of 1.4 years.

9. COMPUTATION OF EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Numerator:
Net income (loss) available in basic calculation	$3,513,894	$5,036,236	$7,845,652	$(36,307,771)
Plus: Income impact of assumed conversions of preferred stock dividends	—	—	—	(a )

Net income (loss) applicable to common stockholders-dilutive	$3,513,894	$5,036,236	$7,845,652	$(36,307,771)

Denominator:
Weighted average common shares outstanding-basic	29,996,297	29,809,571	29,978,376	27,159,294
Effect of dilutive stock options and restricted stock units	813,201	675,389	741,421	(b )
Effect of convertible preferred stock	—	—	—	(a )
Effect of contingently issuable shares	183,535	—	183,535	—

Weighted average common shares outstanding-dilutive	30,993,033	30,484,960	30,903,332	27,159,294

Earnings (loss) per common share—basic	$0.12	$0.17	$0.26	$(1.34)
Earnings (loss) per common share—diluted	$0.11	$0.17	$0.25	$(1.34)

Anti-dilutive shares excluded from calculation	1,585,401	118,297	1,101,042	102,795

(a)	The income impact of assumed conversions of the preferred stock dividends and the effect of the convertible preferred stock in the denominator are anti-dilutive.

(b)	The effects of the shares which would be issued upon exercise of these options and restricted stock units have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.

10. INCOME TAXES

In accordance with interim reporting requirements, the Company uses an estimated annual effective tax rate for computing its provision for income taxes. The effective rates for the three months ended June 30, 2007 and 2006 were 37.4% and 39.0%, respectively. The effective rate for the six months ended June 30, 2007 and 2006 were 38.2% and (16.5%). The difference in effective tax rates is primarily due to the non-deductible increase in the fair market value of the redeemable preferred stock conversion feature which terminated in connection with the Company’s initial public offering.

11. STOCKHOLDERS’ EQUITY

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

12. SUBSEQUENT EVENTS

On July 16, 2007, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with SPR Holdings II, LLC, a privately held company located in St. Paul, Minnesota (“SPR Holdings”), Midwest Physicians Services, LLC (“MPS”), and Emergency Radiology Services, LLC (“ERS”), pursuant to which the Company acquired all of the outstanding equity interests of MPS and ERS from SPR Holdings. MPS was formed by St. Paul Radiology, P.A. (“St. Paul Radiology”) to provide a complete suite of business process services to support its radiology practice. This suite of business process services includes revenue cycle management, administrative, information technology and other services critical to the operation of a radiology group. The Company intends to combine these services with its proprietary workflow technology to offer its customers a full suite of professional and business process solutions.

In accordance with the terms of the Purchase Agreement, the Company acquired all of the outstanding equity interests of MPS and ERS for aggregate consideration of (i) $62.5 million in cash and (ii) a warrant that was issued to St. Paul Radiology. This warrant entitles St. Paul Radiology to purchase 300,000 shares of common stock of the Company at any time after July 16, 2010 and before July 16, 2017 at a price equal to the market price of a share of the Company’s common stock at closing on July 16, 2007 ($18.75). $57.5 million of the cash portion of the purchase price was paid to SPR Holdings at closing and the remaining $5 million was placed into an escrow account to serve as a source of funds to satisfy the indemnification obligations of SPR Holdings under the Purchase Agreement.

In connection with the acquisition of MPS and ERS by the Company, MPS entered into a long-term administrative support services agreement with each of St. Paul Radiology and Midwest Radiology LLC, an affiliate of St. Paul Radiology and provider of imaging services (“MWR”). Under these long term services agreements, MPS will provide business process services to each of St. Paul Radiology and MWR in exchange for a percentage of the revenue generated by each of those companies.

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

Overview

We are the nation’s leading provider of professional radiology solutions to radiology groups and hospitals throughout the United States. We believe our suite of solutions, including our proprietary workflow technology, can reshape the way radiology groups practice by increasing efficiencies and improving the quality of patient care. With our team of U.S. board certified, state-licensed and hospital-privileged physicians, we service medical groups twenty-four hours a day, seven days a week at over 1,350 hospitals in the U.S. from facilities located in the United States, Australia and Switzerland.

NightHawk Radiology Services, LLC is our wholly-owned subsidiary and was formed in Coeur d’Alene, Idaho in 2001 as an Idaho limited liability company and is currently the entity through which we conduct our primary operations. In March 2004, NightHawk Radiology Holdings, Inc. was formed to facilitate a recapitalization of Nighthawk Radiology Services, LLC.

Recent Acquisitions

On July 16, 2007, we acquired all of the outstanding equity interests of Midwest Physicians Services, LLC (“MPS”) and Emergency Radiology Services (“ERS”) from SPR Holdings II, LLC. MPS was formed by St. Paul Radiology, P.A. (“St. Paul Radiology”) to provide a complete suite of business process services to support its radiology practice. This suite of business process services includes revenue cycle management, administrative, information technology and other services critical to the operation of a radiology group. We intend to combine these services with our proprietary workflow technology to offer our customers a full suite of professional and business process solutions.

We acquired all of the outstanding equity interests of MPS and ERS for aggregate consideration of (i) $62.5 million in cash and (ii) a warrant that was issued to St. Paul Radiology. This warrant entitles St. Paul Radiology to purchase 300,000 shares of our common stock at any time after July 16, 2010 and before July 16, 2017 at a price equal to the market price of a share of our common stock at closing on July 16, 2007. $57.5 million of the cash portion of the purchase price was paid to SPR Holdings at closing and the remaining $5 million was placed into an escrow account to serve as a source of funds to satisfy the indemnification obligations of SPR Holdings under the Purchase Agreement.

On April 5, 2007, we completed the acquisition of The Radlinx Group, Ltd., a privately held radiology services company (“Radlinx”). The acquisition expands our core off-hours business and helps grow our final interpretation and sub-specialty business, while increasing our domestic presence and capabilities. We acquired Radlinx for total consideration consisting of $53 million in cash at closing plus additional cash consideration to be paid as an earnout within 45 days of the one-year anniversary of the closing, which amount will be calculated as 25% of the revenues generated by certain Radlinx customers during that period.

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

Revenue Recognition and Allowance for Doubtful Accounts

We enter into services contracts with our customers that typically have a one year term, and automatically renew for each successive year unless terminated by the customer or by us. The amount we charge for our radiology services varies by customer based on a number of factors, including the hours of coverage we provide for the customer, the number of reads we provide to the customer and the technical and administrative services we provide to the customer. We recognize revenue when we have satisfied all of our significant contractual obligations to our customers and we determine that the collection of the resulting receivable is reasonably assured. Revenue from services is recognized in the fiscal month in which the radiological interpretation is complete and forwarded to the customer. We review our historical collection experience on a quarterly basis to determine the necessity of a provision for doubtful accounts. As of June 30, 2007, we had reserved approximately $0.5 million for doubtful accounts based on our estimate of the collectibility of outstanding receivables as of that date.

Stock-Based Compensation

Physician Stock-Based Compensation. We record share-based compensation expense in connection with any grant of stock options, restricted stock units, or other issuance of shares of common stock to our affiliated radiologists. We calculate the share-based compensation expense associated with the issuance of stock options to our affiliated radiologists in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123 (R)”) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF No. 96-18”), by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to the issuance of restricted stock units or shares of our common stock to our affiliated radiologists based on the fair value of our common stock on the date the restricted stock units or shares are issued. In accordance with EITF No. 96-18, because our radiologists are treated as independent contractors and not as employees, we calculate the fair value of the share-based compensation expense in each period. The expense amount is determined by calculating the fair value of the shares earned in each period and recording that amount as expense during such period. If the price of our common stock increases over a given period, this accounting treatment results in compensation expense that exceeds the expense we would have recorded if these individuals were employees. Stock-based compensation to our affiliated radiologists is included in professional services expense.

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

Incurred But Not Reported Claims. Starting in 2006, we started using actuarial assumptions to estimate and record a liability for incurred but not reported (IBNR) professional liability claims. Our estimated IBNR liability is based on long-term industry trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial and legislative decisions, and economic conditions. Our estimated IBNR liability will fluctuate if claims experience changes over time.

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

We regularly evaluate the carrying value of intangible and long-lived assets for events or changes in circumstances that indicate that the carrying amount may not be recoverable or that the remaining estimated useful life should be changed. Potential indicators of impairment can include, but are not limited to: (1) history of operating losses or expected future losses, (2) significant adverse change in legal factors, (3) changes in the extent or manner in which the assets are used, (4) current expectations to dispose of the assets by sale or other means, and (5) reductions or expected reductions of cash flow. If we determine there is an indication of impairment, we compare undiscounted net cash flows to the carrying value of the respective asset. If the carrying value exceeds the undiscounted net cash flows, we perform an impairment calculation using discounted cash flows, valuation analyses from independent valuation specialists or comparisons to recent sales or purchase transactions to determine estimated fair value.

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

On March 31, 2004, in connection with the organization and capitalization of NightHawk Radiology Holdings, Inc., we issued 6,500,003 shares of redeemable preferred stock for a total consideration of $13.0 million. Each share of redeemable preferred stock was convertible, at the option of the holder, into one share of common stock. The conversion feature of the redeemable preferred stock was considered an embedded derivative under the provisions of SFAS No. 133, and accordingly was accounted for separately from the redeemable preferred stock. We determined the fair value of the redeemable preferred stock conversion feature based upon the fair value of the underlying common stock. On the date of issuance, the estimated fair value of the conversion feature was approximately $1.7 million which was recorded as a liability, thus reducing the recorded value of the redeemable preferred stock to approximately $11.3 million. At each balance sheet date, we adjusted the carrying value of the embedded derivative to estimated fair value and recognized the change in such estimated value in our consolidated statements of operations.

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

How We Generate Revenue

Historically, we have generated substantially all of our revenue from the radiology services that we provide our customers. We typically provide these services pursuant to one-year services contracts that automatically renew for each successive year unless terminated by the customer or by us. The amount we charge for our radiology services varies by customer based upon a number of factors, including the hours of coverage we provide for the customer, the number of reads we provide to the customer and the technical and administrative services we provide to the customer.

Through our acquisition of Midwest Physician Services described above, we intend to expand our service offerings for radiology groups to include business services such as revenue cycle management, human resources services, facilities services, accounting and financial services, transcription services, records management, operational support, and quality assurance program support.

We recognize revenue generated by our services during the month in which services are provided and we bill our customers at the beginning of the following month. Because the invoices are typically paid directly by our customers, we do not currently depend upon any material payments by third-party payors or patients.

Since our first full year of operations, we have experienced significant revenue growth, from $4.7 million in 2002 to $92.2 million in 2006, to $63.8 million for the first half of 2007. This growth in service revenue resulted primarily from:

•	an increase in our customer base,

•	an increase in utilization of our service by our customers,

•	acquisitions,

•	an expansion of our service hours,

•	a high customer retention rate, and

•	growth in the use of diagnostic imaging technologies and procedures in the healthcare industry.

As of June 30, 2007, our exam volume for the first half of 2007 was 731,418 and our affiliated radiologists were providing services to 768 customers serving 1,379 hospitals. The total number of hospitals we cover represents approximately 24% of all hospitals in the United States.

Our Operating Expenses

Our operating expenses consist primarily of professional services expense, sales, general and administrative expense, interest expense and income tax expense. We record stock compensation expense in connection with equity issuances to our affiliated radiologists (which we refer to as physician stock-based compensation) and in connection with equity issuances to our employees, directors and non-physician contractors (which we refer to as non-physician stock-based compensation). In our consolidated statements of operations, we present our physician stock-based compensation expense as part of our professional services expenses and our non-physician stock-based compensation as part of our sales, general and administrative expense.

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

Malpractice Expense. We recognize expenses associated with medical liability premiums in the month in which the expense is incurred. We record reserves for both reported and incurred but not reported (IBNR) professional liability claims. Reported amounts are reserved based upon our best estimate of future probable costs. IBNR claims are estimated using historical claims information and industry indices. This reserve is intended to cover potential medical claims that might arise related to the radiological interpretations performed by our affiliated radiologists.

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

Trends in our Business and Results of Operations

Revenue Trends. Our business has grown rapidly since inception. This growth has been driven primarily by an increase in our customer base, an increase in utilization of our service by our customers, acquisitions, an expansion of our service hours, a high customer retention rate and the growth in the use of diagnostic imaging technologies and procedures in the healthcare industry. Our strategy is to expand on our position as the leading provider of radiology services by:

•	expanding our service offerings to include final and sub-specialty interpretations, cardiac imaging services and business process services,

•	expanding our radiology group customers’ utilization of our services as they implement coverage of additional hospitals,

•	targeting new customers,

•	pursuing strategic acquisitions, and

•	developing markets for our data and technology solutions.

Our revenue has increased in absolute dollars each year since inception and our revenue growth rate has been strong. Our revenue growth rate increased as measured from the second quarter of 2007 compared to the second quarter of 2006 when compared with our growth rate measured from the second quarter of 2006 compared to the second quarter of 2005. However, our year-to-date revenue growth rate is down slightly when compared to the prior year to date revenue growth rate. We expect this decline to continue as a result of the increased revenue base against which future periods will be compared. However, we estimate that a number of our customers will implement our new service offerings, continue to implement coverage for additional hospitals as well as continue to use additional hours of our service, resulting in an overall increase in the utilization of our service by those customers.

Our overall trends in revenue and exam volumes are driven by (i) continuing growth in imaging demand, (ii) strong customer retention and recurring revenue streams, and (iii) expanded service offerings. Historically, we have seen an increase in exam volumes during the second and third quarters of each fiscal year, when weather conditions tend to be warmer in much of the United States and our customers take greater advantage of our coverage. During the first and fourth quarters of each fiscal year, when weather conditions are colder for a large portion of the United States, we have historically experienced relatively lower exam volumes than those experienced during the second and third quarters. We expect this seasonality to continue. A summary of our historical exam volumes is as follows:

			Growth Rates		Acquisition Contribution - First 12 months
Quarter	Year	Total Volumes	Sequential	Year over Year	DayHawk	ATN	TDS	Radlinx
Q1	2004	120,554	36%	210%	—	—	—	—
Q2	2004	152,640	27%	178%	—	—	—	—
Q3	2004	182,737	20%	133%	—	—	—	—
Q4	2004	193,883	6%	119%	8,316	—	—	—

FY	2004	649,814	149%	149%

Q1	2005	222,341	15%	84%	15,850	—	—	—
Q2	2005	266,023	20%	74%	17,355	—	—	—
Q3	2005	298,759	12%	63%	18,905	—	—	—
Q4	2005	328,815	10%	70%	8,480	29,640	—	—

FY	2005	1,115,938	72%	72%

Q1	2006	364,155	11%	64%	—	32,130	—	—
Q2	2006	417,269	15%	57%	—	32,622	—	—
Q3	2006	463,028	11%	55%	—	32,086	—	—
Q4	2006	448,084	(3%)	36%	—	—	—	—

FY	2006	1,692,536	52%	52%

Q2 YTD	2006	781,424	n/a	n/a

Q1	2007	484,477	8%	33%	—	—	27,089	—
Q2	2007	731,418	51%	75%	—	—	51,095	137,611

Q2 YTD	2007	1,215,895	56%	56%

Trends in Professional Service Fees. Since inception, our professional service fees have increased in absolute dollars each year, primarily due to the addition of new radiologists to perform an increased workload as our business has grown. We expect that our professional service fees will continue to increase in absolute dollars as we contract with additional radiologists to meet the increasing demand for our services, as we begin to offer additional services, and as a result of scheduled increases in hourly fees under our existing agreements with our affiliated radiologists. For the second quarter of 2007, we experienced relatively higher professional service fees, expressed as a percentage of revenue, due primarily to the fee schedules for the physicians affiliated with our acquisition of Radlinx. We estimate that, as we transition these physicians to our payment methodology, our professional services expense, expressed as a percentage of revenue, will decline beginning in the fourth quarter of 2007 and into 2008.

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

Trends in Sales, General and Administrative Expense. Our sales, general and administrative expense has increased in absolute dollars each year since inception primarily as a result of increased payroll expenses in connection with the addition of key management personnel and general headcount. Our employee headcount increased from 200 at June 30, 2006 to 351 at June 30, 2007. We expect that these payroll expenses will continue to rise as we increase headcount at all levels of our business as we continue to grow. In addition to rising payroll expense, we expect that our general and administrative expenses will increase in absolute dollars due to increases in telecommunications and information technology costs, licensing and privileging costs and increased accounting, legal and consulting costs associated with Sarbanes-Oxley compliance. Also, we expect that our general and administrative expense will increase in absolute dollars due to increases in facilities expenses related to our offices in San Francisco, California, Austin, Texas and Dallas, Texas. Accordingly, we expect sales, general and administrative expense to increase in absolute dollars in future periods.

Trends in Non-Physician Stock-Based Compensation Expense. The amount of non-physician stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding options. As we continue to grant options and restricted stock units to our employees, directors and non-physician contractors, we expect our non-physician stock-based compensation expense to continue to increase in future periods.

Trends in Interest Expense. For first quarter of 2006 our interest expense was attributable to the principal amount of debt we had outstanding primarily as a result of a loan agreement with Comerica Bank. We repaid all of our indebtedness on February 14, 2006 with a portion of the proceeds from our initial public offering. On April 5, 2007, we entered into a Credit Agreement relating to a term loan in an amount of $53.0 million to acquire The Radlinx Group, Ltd., to pay off certain indebtedness in connection with the acquisition and to pay fees and expenses incurred in connection with the acquisition. On July 10, 2007, we entered into an Amended and Restated Credit Agreement which amends and replaces our Credit Agreement, dated as of April 5, 2007. The Amended Credit Facility provides for term loans up to $150,000,000 in aggregate. Further, under the Amended Credit Facility, we may request that the lenders advance up to an additional $75,000,000 in term loans, although this additional amount and the terms under which such loans would be made have not been committed. We borrowed $100,000,000 under the Amended Credit Facility at closing and used the proceeds to repay the original loan of $53,000,000, for the MPS and ERS acquisition, for general corporate purposes and to pay the fees and expenses incurred in connection with the Amended Credit Facility.

Trends in Interest Income. In February 2006, we completed an initial public offering of our common stock from which we received net proceeds of $84.2 million after deducting underwriter discounts and commissions and approximately $2.1 million in offering costs. Of this amount, we invested approximately $63.0 million in a mix of highly-liquid, investment-

grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities. We utilized a portion of these securities in our acquisition of TDS and Radlinx in the first six months of 2007. We expect this amount to decrease in future periods as we utilize a portion of these securities to fund additional acquisitions and expansion of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service revenue	100%	100%	100%	100%
Operating costs and expenses:
Professional services (1)	46	37	44	39
Sales, general and administrative (2)	33	27	33	29
Depreciation and amortization	5	2	4	2

Total operating costs and expenses	84	66	81	70

Operating income	16	34	19	30
Other income (expense):
Interest expense	(3)	—	(2)	(1)
Interest income	2	3	3	3
Other, net	—	—	—	—
Change in fair value of redeemable preferred stock conversion feature	—	—	—	(103)

Total other income (expense)	(1)	3	1	(101)

Income (loss) before income taxes	15	37	20	(71)
Income tax expense	6	14	8	12

Net income (loss)	9	23	12	(83)
Redeemable preferred stock accretion	—	—	—	—

Net income (loss) applicable to common stockholders	9%	23%	12%	(83)%

(1)	Includes non-cash stock-based compensation expense of $1.1 million, $0.9 million, $2.0 million and $2.3 million for the three and six months ended June 30, 2007 and 2006, respectively.

(2)	Includes non-cash stock-based compensation expense of $1.8 million, $0.2 million, $2.7 million and $0.4 million for the three and six months ended June 30, 2007 and 2006, respectively.

Comparison of the Three Months Ended June 30, 2007 and June 30, 2006

Service Revenue

	Three Months Ended June 30,		Change
	2007	2006	In Dollars	Percentage
Service revenue	$37,923,099	$22,876,569	$15,046,530	66%

The increase in service revenue from the three months ended June 30, 2006 to the three months ended June 30, 2007 resulted primarily from a 27% or $6.2 million increase in organic customer revenue and an $8.8 million increase in revenue from acquisitions. The organic growth is driven by 30% volume increases due to an increase in the number of our radiology group customers and their affiliated hospitals, an increase in utilization by our customers of our hours of service, new services and the growth in the use of diagnostic imaging technologies and procedures in the healthcare industry. The number of radiology group and hospital customers to which we provided service increased from 517 as of June 30, 2006 to 768 as of June 30, 2007, a 49% increase, and the number of hospital sites to which we provided service increased from 933 as of June 30, 2006 to 1,379 as of June 30, 2007, a 48% increase. The 12% organic increase in the number of our customers and hospitals served resulted primarily from new services with additional increases from increased market acceptance of teleradiology as a solution, an increase in the recognition by the marketplace of the quality of our service offerings, the success by our sales professionals in generating new customers, and an improvement in our ability to meet the increased demand for our service, primarily through the addition of affiliated radiologists and the expansion of our hours of service. The Radlinx acquisition, completed on April 5th, 2007, created the additional increases.

Operating Costs and Expenses

Professional Services

	Three Months Ended June 30,		Change
	2007	2006	In Dollars	Percentage
Professional services (1)	$17,401,891	$8,553,972	$8,847,919	103%
Percentage of service revenue	46%	37%

(1)	Includes non-cash stock-based compensation expense of $1.1 million for the three months ended June 30, 2007 and $0.9 million for the three months ended June 30, 2006.

The increase in professional services expense for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 resulted primarily from an increase in the number of our affiliated radiologists providing service and an increase in our 2007 medical liability expense due to our IBNR reserve. From June 30, 2006 to June 30, 2007, we increased the number of our affiliated radiologists from 54 to 119. This increase was driven primarily by the addition of radiologists in connection with our acquisition of Radlinx as well as the increased demand for our services and our ability to effectively recruit additional radiologists to meet such demand. The following expenses comprise our professional services expense:

•

Professional Service Fees. Our professional service fees increased from approximately $7.3 million for the three months ended June 30, 2006 to approximately $15.0 million for the same period in 2007, a 106% increase. The increase in total expense was largely due to the increased volume of radiological interpretations performed by our affiliated radiologists due to our continued growth. As a percentage of sales, professional service fees increased from 32% for the three months ended June 30, 2006 to 40% for the three months ended June 30, 2007. This increase was driven primarily by the fee schedules for the physicians affiliated with our acquisitions of Radlinx and TDS. We estimate that, as we transition these physicians to our payment methodology, our professional services expense, expressed as a percentage of revenue, will decline beginning in the fourth quarter of 2007 and into 2008.

•

Physician Stock-Based Compensation Expense. Non-cash physician stock-based compensation expense for the three months ended June 30, 2007 increased 15% or approximately $0.1 million. For the three months ended June 30, 2006, the expense of approximately $0.9 million was driven by a significant increase in our stock price which was primarily due to the completion of our initial public offering, an increased number of physicians, and increased vesting in options held by our physicians. In the three months ended June 30, 2007, the number of physicians continued to increase but our stock price remained lower over the period, reducing the expense to approximately $1.1 million. As a percentage of service revenue, physician stock-based compensation expense decreased from 4% for the three months ended June 30, 2006 to 3% for the same period in 2007.

•

Medical Liability Expense. Our medical liability expense increased from approximately $0.3 million for the three months ended June 30, 2006 to approximately $1.3 million for the three months ended June 30, 2007. The expense recorded in 2006 was solely related to medical liability premiums. The 2007 expense represents approximately $0.6 million of medical liability premiums and the remaining $0.7 million was attributable to the increase in our estimated IBNR reserve for exposure related to potential medical liability claims that have not yet been reported. We accrue IBNR amounts using actuarial calculations, models and assumptions based on historical loss experience and industry indices. The increased IBNR costs were partially driven by the acquisitions of TDS and Radlinx.

Sales, General and Administrative

	Three Months Ended June 30,		Change
	2007	2006	In Dollars	Percentage
Sales, general and administrative (1)	$12,642,644	$6,283,744	$6,358,900	101%
Percentage of service revenue	33%	27%

(1)	Includes non-cash stock-based compensation expense of $1.8 million for the three months ended June 30, 2007 and $0.2 million for the three months ended June 30, 2006.

The increase in our sales, general and administrative expense from the three months ended June 30, 2006 to the three months ended June 30, 2007 resulted primarily from increases in payroll expense due to additional hiring and increased costs associated with our growing operations and increased non-physician stock-based compensation. As a percentage of service revenue, sales, general and administrative expense increased from 27% for the three months ended June 30, 2006 to 33% for the three months ended June 30, 2007. Higher absolute spending was driven primarily by investments in new service offerings and infrastructure, as well as the expansion of NightHawk’s management team, along with temporary duplicative costs related to the recent acquisitions that have not yet been eliminated.

The following expenses comprise our sales, general and administrative expense:

•

Payroll and Related Expense. Our sales, general and administrative headcount increased from 200 at June 30, 2006 to 351 at June 30, 2007, a 76% increase, and resulted in an increase in non-stock-based payroll expense from $4.1 million for the three months ended June 30, 2006 to $7.1 million for the three months ended June 30, 2007, a 73% increase. This increase in payroll expense primarily resulted from acquisitions, additions due to new business offerings, and personnel additions in our senior management, quality control, information technology, and finance departments.

•

Information Technology and Telecommunications Expense. Our non-payroll information technology and telecommunications expense increased from approximately $0.5 million for the three months ended June 30, 2006 to approximately $0.7 million for the three months ended June 30, 2007, a 43% increase. The increase in expense is due to our acquisitions and organic growth as we have expanded our operations to include centralized facilities at locations in the United States to support our service offerings.

•

Facilities Expense. Our facilities and office-based expense increased from approximately $0.5 million for the three months ended June 30, 2006 to $0.8 million for the three months ended June 30, 2007, a 61% increase. The increase in facilities and office-based expense was driven primarily by increased facilities and occupancy expenses associated with the acquisitions as well as our facilities in Sydney, Australia, Zurich, Switzerland, Milwaukee, Wisconsin, Coeur d’Alene, Idaho, Austin, Texas and San Francisco and Arcadia, California.

•

Licensing and Privileging Expense. Our non-payroll licensing and privileging expense consists primarily of fees paid in connection with the state medical licenses and hospital privileges we obtain on behalf of our affiliated radiologists. Our affiliated radiologists are licensed to practice medicine in an average of 28 states and have been granted privileges at an average of 484 hospitals. As a result of our efforts to obtain these medical licenses and staff privileges for our affiliated radiologists, we incur administrative expenses as well as fees payable to the states and hospitals. Each state typically requires a fee to be paid in connection with the issuance of a medical license as well as an additional annual fee that must be paid to maintain the medical license. In addition, many hospitals have annual fees associated with the granting of medical staff privileges. Non-payroll licensing and privileging expenses increased from approximately $0.3 million for the three months ended June 30, 2006 to approximately $0.5 million for the three months ended June 30, 2007. Licensing and privileging expense is driven by the timing of new contracted physicians and the timing of renewals for existing physicians’ licenses and credentials. The acquisitions also created the need for expanded licensing and privileging for our affiliated radiologists.

•

Other General and Administrative Expense. Our other general and administrative expense consists primarily of professional accounting, legal and consulting services, general liability insurance and employee-related expenses such as recruiting, travel and entertainment. As a percentage of service revenue, other general and administrative expense increased from 3% for the three months ended June 30, 2006 to 4% for the three months ended June 30, 2007. Other general and administrative expense increased from approximately $0.7 million for the second quarter of 2006 to approximately $1.4 million for the second quarter of 2007, a 110% increase. The increase in other general and administrative expense was driven primarily by higher accounting, consulting and legal costs, as well as higher travel costs associated with business development and marketing. We anticipate higher expenses in the current year due to costs related to our Sarbanes-Oxley compliance work.

•

Non-Physician Stock-Based Compensation Expense. Our non-physician stock-based compensation expense increased from approximately $0.2 million for the three months ended June 30, 2006 to approximately $1.9 million for the three months ended June 30, 2007 primarily due to additional equity grants made during this period.

Depreciation and Amortization

	Three Months Ended June 30,		Change
	2007	2006	In Dollars	Percentage
Depreciation and amortization	$1,792,191	$522,835	$1,269,356	243%
Percentage of service revenue	5%	2%

Depreciation and amortization for the three months ended June 30, 2007 increased 243% or $1.3 million from the same period in 2006. The non-cash expense increased primarily as a result of additional amortization expense relating to the TDS and Radlinx acquisitions. As part of the two acquisitions, we have increased our intangible asset balances from approximately $2.9 million at June 30, 2006 to approximately $33.1 million at June 30, 2007. These assets are amortized over their estimated useful lives, ranging from 2-10 years.

Other Income (Expense)

Interest Expense

	Three Months Ended June 30,		Change
	2007	2006	In Dollars	Percentage
Interest expense	$(1,275,597)	$(7,017)	$(1,268,580)	18,079%
Percentage of service revenue	(3)%	—%

Our interest expense for the three months ended June 30, 2007 consists of the interest payable under our term loan established on April 5, 2007, pursuant to which we borrowed $53.0 million in connection with the Radlinx acquisition.

Interest Income

	Three Months Ended June 30,		Change
	2007	2006	In Dollars	Percentage
Interest Income	$833,935	$764,559	$69,376	9%
Percentage of service revenue	2%	3%

Interest income for the three months ended June 30, 2006 and 2007 consists primarily of interest income on cash balances and investments of the cash we received in connection with our initial public offering and from operations. We invested in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities. The reduction in the marketable securities balance is offset by better returns in 2007.

Income Tax Expense

	Three Months Ended June 31,		Change
	2007	2006	In Dollars	Percentage
Income tax expense	$2,100,792	$3,214,631	$(1,113,839)	(35)%
Percentage of service revenue	6%	14%

We recorded an income tax expense of approximately $2.1 million for the three months ended June 30, 2007 and approximately $3.2 million for the three months ended June 30, 2006. The decrease in our income tax expense was due primarily to the decrease in income before taxes. The decrease in effective rate is primarily due to an increase in tax exempt interest as compared to prior period

Comparison of the Six Months Ended June 30, 2007 and June 30, 2006

Service Revenue

	Six Months Ended June 30,		Change
	2007	2006	In Dollars	Percentage
Service revenue	$63,804,755	$42,915,772	$20,888,983	49%

The increase in service revenue from the six months ended June 30, 2006 to the six months ended June 30, 2007 resulted primarily from a 25% or $10.9 million increase in organic customer revenue and $10.0 million from acquisitions. The organic growth is driven by 28% volume increases due to an increase in the number of our radiology group customers and their affiliated hospitals, an increase in utilization by our customers of our hours of service and the growth in the use of diagnostic imaging technologies and procedures in the healthcare industry. The TDS acquisition completed in February 2007 and the Radlinx acquisition completed on April 2007, created the additional increases.

Operating Costs and Expenses

Professional Services

	Six Months Ended June 30,		Change
	2007	2006	In Dollars	Percentage
Professional services (1)	$27,774,967	$16,948,047	$10,826,920	64%
Percentage of service revenue	44%	39%

(1)	Includes non-cash stock-based compensation expense of $2.0 million for the six months ended June 30, 2007 and $2.3 million for the six months ended June 30, 2006.

The increase in professional services expense for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 resulted primarily from an increase in the number of our affiliated radiologists providing service and an increase in our 2007 medical liability expense due to our IBNR reserve. From June 30, 2006 to June 30, 2007, we increased the number of our affiliated radiologists from 54 to 119. This increase was driven primarily by the addition of radiologists in connection with our acquisition of Radlinx as well as the increased demand for our services and our ability to effectively recruit additional radiologists to meet such demand. The following expenses comprise our professional services expense:

•

Professional Service Fees. Our professional service fees increased from approximately $14.1 million for the six months ended June 30, 2006 to approximately $23.8 million for the same period in 2007, a 64% increase. The increase in total expense was largely due to the increased volume of radiological interpretations performed by our affiliated radiologists due to the Company’s continued growth. As a percentage of sales, professional service fees increased from 39% for the six months ended June 30, 2006 to 44% for the six months ended June 30, 2007. This increase was driven primarily by the fee schedules for the physicians affiliated with our acquisitions of Radlinx and TDS. We estimate that, as we transition these physicians to our payment methodology, our professional services expense, expressed as a percentage of revenue, will decline beginning in the fourth quarter of 2007 and into 2008.

•

Physician Stock-Based Compensation Expense. Non-cash physician stock-based compensation expense for the six months ended June 30, 2007 dropped 10% or approximately $0.2 million. For the six months ended June 30,

2006, the expense of approximately $2.2 million was driven by a significant increase in our stock price which was primarily due to the completion of our initial public offering, an increased number of physicians, and increased vesting in options held by our physicians. In 2007, the number of physicians continued to increase but the stock price was lower over the period, reducing the expense to approximately $2.0 million. As a percentage of service revenue, physician stock-based compensation expense decreased from 5% for the six months ended June 30, 2006 to 3% for the same period in 2007.

•

Medical Liability Expense. Our medical liability expense increased from approximately $0.6 million for the six months ended June 30, 2006 to approximately $1.9 million for the six months ended June 30, 2007. The expense recorded in 2006 was solely related to medical liability premiums. The 2007 expense represents approximately $0.9 million of medical liability premiums and the remaining $1.0 million was attributable to the increase in our estimated IBNR reserve for exposure related to potential medical liability claims that have not yet been reported. We accrue IBNR amounts using actuarial calculations, models and assumptions based on historical loss experience and industry indices. The increased IBNR costs were partially driven by the acquisitions of TDS and Radlinx.

Sales, General and Administrative

	Six Months Ended June 30,		Change
	2007	2006	In Dollars	Percentage
Sales, general and administrative (1)	$21,106,906	$12,353,305	$8,753,601	71%
Percentage of service revenue	33%	29%

(1)	Includes non-cash stock-based compensation expense of $2.7 million for the six months ended June 30, 2007 and $0.4 million for the six months ended June 30, 2006.

The increase in our sales, general and administrative expense from the six months ended June 30, 2006 compared to the six months ended June 30, 2007 resulted primarily from increases in payroll expense due to additional hiring and increased costs associated with our growing operations and increased non-physician stock-based compensation. As a percentage of service revenue, sales, general and administrative expense increased from 29% for the six months ended June 30, 2006 to 33% for the six months ended June 30, 2007. Higher absolute spending was driven primarily by investments in new service offerings and infrastructure, as well as the expansion of NightHawk’s management team, along with temporary duplicative costs related to the recent acquisitions that have not yet been eliminated.

The following expenses comprise our sales, general and administrative expense:

•

Payroll and Related Expense. Our sales, general and administrative headcount increased from 200 at June 30, 2006 to 351 at June 30, 2007, a 76% increase, and resulted in an increase in non-stock-based payroll expense from $7.7 million for the first six months of 2006 to $11.9 million for the first six months of 2007, a 54% increase. This increase in payroll expense resulted from the TDS and Radlinx acquisitions, additions due to new business offerings, and personnel additions in our quality control, information technology, and finance departments.

•

Information Technology and Telecommunications Expense. Our non-payroll information technology and telecommunications expense increased from approximately $0.9 million for the six months ended June 30, 2006 to approximately $1.2 million for the six months ended June 30, 2007, a 32% increase. The increase in expense is due to our acquisitions and organic growth as we have expanded our operations to include centralized facilities at locations in the United States to support our service offerings.

•

Facilities Expense. Our facilities and office-based expense increased from approximately $0.9 million for the first six months of 2006 to $1.3 million for the first six months of 2007, a 38% increase. The increase in facilities and office-based expense was driven primarily by increased facilities and occupancy expenses associated with our TDS and Radlinx acquisitions as well as our facilities in Sydney, Australia, Zurich, Switzerland, Milwaukee, Wisconsin, Coeur d’Alene, Idaho, Austin, Texas and San Francisco, California.

•

Licensing and Privileging Expense. Our non-payroll licensing and privileging expense consists primarily of fees paid in connection with the state medical licenses and hospital privileges we obtain on behalf of our affiliated radiologists. Our affiliated radiologists are licensed to practice medicine in an average of 28 states and have been granted privileges at an average of 484 hospitals. As a result of our efforts to obtain these medical licenses and staff privileges for our affiliated radiologists, we incur administrative expenses as well as fees payable to the states and hospitals. Each state typically requires a fee to be paid in connection with the issuance of a medical license as well as an additional annual fee that must be paid to maintain the medical license. In addition, many hospitals have annual fees associated with the granting of medical staff privileges. Non-payroll licensing and privileging expenses increased from approximately $0.7 million for the first six months of 2006 to approximately $0.9 million for the first six months of 2007. Licensing and privileging expense is driven by the timing of new contracted physicians and the timing of renewals for existing physicians’ licenses and credentials. The acquisitions of TDS and Radlinx also created the need for expanded licensing and privileging for our affiliated radiologists.

•

Other General and Administrative Expense. Our other general and administrative expense consists primarily of professional accounting, legal and consulting services, general liability insurance and employee-related expenses such as recruiting, travel and entertainment. As a percentage of service revenue, other general and administrative expense remained consistent at 4%. Other general and administrative expense increased from approximately $1.5 million for the first six months of 2006 to approximately $2.6 million for the first six months of 2007, a 69% increase. The increase in other general and administrative expense was driven primarily by higher accounting, consulting and legal costs, as well as higher travel costs associated with business development and marketing. We anticipate higher expenses in the current year due to costs we will likely continue to incur related to our Sarbanes-Oxley compliance work.

•

Non-Physician Stock-Based Compensation Expense. Our non-physician stock-based compensation expense increased from approximately $0.4 million for the first six months of 2006 to approximately $2.7 million for the first six months of 2007 primarily due additional equity grants made during this period.

Depreciation and Amortization

	Six Months Ended June 30,		Change
	2007	2006	In Dollars	Percentage
Depreciation and amortization	$2,642,335	$1,053,247	$1,589,088	151%
Percentage of service revenue	4%	2%

Depreciation and amortization for the six months ended June 30, 2007 increased 151% or $1.6 million dollars from the same period in 2006. The non-cash expense increased primarily as a result of additional amortization expense relating to the TDS and Radlinx acquisitions. As part of the two acquisitions, we have increased out intangible asset balances from approximately $2.9 million at June 30, 2006 to approximately $33.1 million at June 30, 2007. These assets are amortized over their estimated useful lives, ranging from 2-10 years.

Other Income (Expense)

Interest Expense

	Six Months Ended June 30,		Change
	2007	2006	In Dollars	Percentage
Interest expense	$(1,276,213)	$(559,671)	$716,542	128%
Percentage of service revenue	(2)%	(1)%

Our interest expense for the six months ended June 30, 2006 consisted primarily of interest payable under our credit facility with Comerica Bank. Additionally, in the first quarter of 2006 we incurred an expense of approximately $326,000 related to unamortized deferred loan fees as a result of terminating our credit facilities with Comerica Bank. Upon the initial public offering in first quarter of 2006, we repaid the balance of the term loan with Comerica Bank and terminated the loan facility. The interest expense for the six months ended June 30, 2007 consists of the interest payable under our term loan with Morgan Stanley. On April 5, 2007 we drew $53.0 million in connection with the Radlinx acquisition.

Interest Income

	Six Months Ended June 30,		Change
	2007	2006	In Dollars	Percentage
Interest Income	$1,722,430	$1,151,284	$571,146	50%
Percentage of service revenue	3%	3%

Interest income for the six months ended June 30, 2006 consisted primarily of interest income on cash balances and investments of the cash we received in connection with our initial public offering. We received cash proceeds of $86.3 million, of which approximately $30.1 million was used to repay all outstanding indebtedness to Comerica Bank. We invested the remaining balance in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities. The increase in the six months ended June 30, 2007 is primarily due to a full six months of interest and better market returns, partially offset by the use of cash for acquisitions.

Change in Fair Value of Redeemable Preferred Stock Conversion Feature

	Six Months Ended June 30,		Change
	2007	2006	In Dollars	Percentage
Change in fair value of redeemable preferred stock conversion feature	$—	$44,183,770	$(44,183,770)	(100)%
Percentage of service revenue	—%	103%

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

Income Tax Expense

	Six Months Ended June 30,		Change
	2007	2006	In Dollars	Percentage
Income tax expense	$4,848,776	$5,114,917	$(266,141)	(5)%
Percentage of service revenue	8%	12%

We recorded an income tax expense of approximately $4.8 million for the first six months of 2007 and approximately $5.1 million for the first six months of 2006. The increase in the effective rate over the prior period is primarily due to the non-deductible increase in the fair market value of the redeemable preferred stock conversion feature which terminated in connection with our initial public offering. The decrease in our income tax expense was also driven by the decrease in income before taxes after adjusting for the impact of the change in fair value of the redeemable preferred stock conversion.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

Our financial position includes cash, cash equivalents and marketable securities of $71.7 million at June 30, 2007 and $84.3 million at December 31, 2006.

Capital resources	June 30, 2007	December 31, 2006
Cash and cash equivalents	$46,987,322	$46,500,818
Marketable Securities	24,720,316	37,810,963

Total	$71,707,638	$84,311,781

Cash Flows

	Six Months Ended
Cash flow activities (in millions)	June 30, 2007	June 30, 2006
Net cash provided (used) by:
Operating activities	$12.7	$7.6
Investing activities	(51.5)	(38.3)
Financing activities	39.3	54.1

Increase in cash and cash equivalents	$0.5	$23.4

The discussion below highlights significant aspects of our cash flows.

Operating Activities

Since our inception in August 2001, we have funded our operations primarily from cash flows generated by our operating activities. Net cash from operations was approximately $12.7 million in the six months ended June 30, 2007 and approximately $7.6 million for the six months ended June 30, 2006.

For the six months ended June 30, 2007, we generated net cash from operations of approximately $12.7 million from net income of approximately $7.8 million. Significant non-cash charges included in net income that did not impact our net cash from operations during this period include depreciation and amortization of approximately $2.6 million and stock compensation expense of approximately $4.7 million.

For the six months ended June 30, 2006, we generated net cash from operations of approximately $7.6 million from a net loss of approximately $36.2 million. Significant non-cash charges included in the net loss that did not impact our net cash from operations during this period include depreciation and amortization of $1.1 million, stock compensation expense of approximately $2.6 million and $44.2 million from the change in fair value of our redeemable preferred stock conversion feature.

The changes in our operating assets and liabilities, net of acquisitions, and the associated impacts on our net cash from operations during the six months ended June 30, 2007 as compared to the changes during the six months ended June 30, 2006 are primarily due to the following factors:

•

Accounts Receivable. Accounts receivable increased by approximately $3.4 million during the six months ended June 30, 2007, excluding acquisitions. This growth is primarily driven by the growth of our company. Monthly billings without the effects of our acquisitions, have increased by approximately 43% in the first six months of 2007.

•

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased by $3.1 million during the six months ended June 30, 2007. This increase was primarily due to the expansion of our operations. Areas of significant growth during the first six months of 2007 include $1.0 million for our increased insurance reserve, $0.8 million for accrued professional services fees, and $0.9 million for accrued bonuses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $51.5 million for the six months ended June 30, 2007 compared to $38.3 million for the six months ended June 30, 2006. Net cash used by investing activities was primarily attributable to the use of approximately $21.8 million for the acquisition of TDS and $40.7 million for the acquisition of Radlinx.

Investments in marketable securities with maturities greater than ninety days are classified as investing activities on the Consolidated Statement of Cash Flows. Investment activity during the six months ended June 30, 2007 included the purchase of $13.9 million in marketable securities, offset by cash receipts of $27.2 million as a result of certain investments reaching maturity during the period. We also invested $2.4 million in property and equipment during this six month period. The majority of these capital expenditures were associated with computer equipment and the continued investment in our information technology infrastructure.

In 2006, the increase in net cash used in investing activities resulted primarily from the purchase of marketable securities from part of the net cash proceeds received from our initial public offering. We also received $4.5 million for maturities of investments during the six month period ended June 30, 2006. We also invested approximately $1.3 million in property and equipment during the six-months ended June 30, 2006.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $39.3 million for the six months ended June 30, 2007. On April 5, 2007, the Company entered into a term loan in the amount of $53.0 million to acquire Radlinx. Immediately following the acquisition of Radlinx, we paid in full $12.6 million in assumed liabilities. We also incurred approximately $1.8 million in deferred financing costs. The remaining financing activities represent the cash proceeds to us from the exercise of stock options.

Net cash provided by financing activities was $54.1 million for the six months ended June 30, 2006. During the period, we completed our initial public offering from which we received net proceeds of $85.1 million after deducting discounts and commissions paid to our underwriters and approximately $1.2 million in offering costs paid during the quarter.

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

Liquidity, Sources and Uses of Capital

We expect our long-term liquidity needs to consist primarily of working capital, capital expenditure requirements and future acquisitions. We intend to fund these liquidity needs from cash generated from operations and through credit agreements. We believe our capital resources will be sufficient to meet its anticipated cash needs, including interest and principal payments on its outstanding debt, for at least the next twelve months.

We entered in to a credit agreement on April 5, 2007 and amended July 10, 2007. On April 5, 2007, we entered into a credit agreement with Morgan Stanley Senior Funding, Inc. (“Credit Agreement”) relating to a term loan in an amount of $53.0 million, with an option for us to request that the lenders advance up to an additional $97,000,000 in term loans for a total credit facility of up to $150.0 million (“Credit Facility”). Interest under the Credit Facility is based on a floating per annum rate based on the Administrative Agent’s prime rate plus a margin of 1.25% (9.50% at June 30, 2007). The Credit Facility is guaranteed by substantially all of the our assets as collateral for the amounts borrowed by us. As discussed above, we used the proceeds to purchase Radlinx. Our outstanding balance on this agreement at June 30, 2007 was $53.0 million.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

Our Sydney and San Francisco offices leases are collateralized by separate letters of credit in the amounts of approximately $0.6 million and $0.1 million, respectively, as of June 30, 2007. Our medical liability insurance policy is also collateralized by a separate letter of credit in the amount of $0.5 million as of June 30, 2007.

Contractual Obligations

The following table presents a summary of our contractual obligations as of June 30, 2007:

	Payments Due Within
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt obligations (a)	$530,000	$1,060,000	$1,060,000	$50,350,000	$53,000,000
Operating lease obligations (b)	$1,896,980	$2,847,289	$2,143,630	$2,032,801	$8,920,700

Total contractual obligations	$2,426,980	$3,907,289	$3,203,630	$52,382,801	$61,920,700

(a)	See above information on April 5, 2007 Credit Agreement.

(b)	In May 2007, we signed an operating lease for a new office facility in Dallas, Texas. The lease expires in 2012 and resulted in an additional total lease commitment of approximately $1.1 million. In January 2007, we signed a lease for a new reading facility in San Francisco, California. The lease expires in 2012 and resulted in an additional total lease commitment of approximately $1.3 million.

ACCOUNTING STANDARDS

Recently adopted accounting standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recorded $660,800 of unrecognized tax benefits. Final recognition of those benefits would result in corresponding unrecognized tax obligations of $601,100. Accordingly, the net impact on retained earnings for the cumulative effect of adopting FIN 48 was $59,700. 100% of the unrecognized tax benefits would affect our effective tax rate if recognized.

There was no change to the amount of unrecognized tax benefits in the quarter ended June 30, 2007, and we do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Interest and penalties related to income tax liabilities are included in Other Expense. As a result of the implementation of FIN 48, we recorded a cumulative effect adjustment to retained earnings of $74,900 for accrued interest and penalties on unrecognized tax benefits. During the quarter ended June 30, 2007, we recorded $38,700 of additional interest and penalties on unrecognized tax benefits.

Prior to 2004, we were not subject to significant income tax due to its status as a limited liability company. Our tax returns since 2004 are subject to examination in its significant jurisdictions, consisting of U.S. Federal, Australia, and Idaho.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value according to accounting principles generally accepted in the United States, and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. The provisions of SFAS No. 157 are effective as of January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $47.0 million at June 30, 2007. These amounts were invested primarily in interest-bearing money market accounts. Additionally, we had marketable securities totaling $24.7 million at June 30, 2007 invested primarily in U.S. government agency securities and municipal securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, any declines in interest rates will reduce future investment income.

As of June 30, 2007, we had $53.0 million in variable rate debt. Assuming no change in our financial structure, if variable interest rates were to average one percentage point higher than the average rate on June 30, 2007, interest expense for the year ending December 31, 2007, would increase and pre-tax earnings would decrease by approximately $0.3 million.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to us required to be included in our Exchange Act filings and to ensure that information required to be disclosed by us in the report it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in internal control over financial reporting.

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	acquire additional customers,

•	successfully provide high levels of service quality as we expand the scale of our business,

•	manage rapid growth in personnel and operations,

•	effectively manage our medical liability risk, and

•	recruit and retain radiologists and other key personnel.

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

The market for teleradiology and business process outsourcing is competitive and rapidly changing, barriers to entry are relatively low, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors offer their services at a lower price, which has resulted and will continue to result in pricing pressure. If we are unable to maintain our current pricing, our operating results could be negatively impacted. In addition, pricing pressures and increased competition could result in reduced revenue, reduced profits or the failure of our service to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. Including the July acquisition of Midwest Physicians Services, LLC and Emergency Radiology Services, LLC and the recently-closed acquisitions of Teleradiology Diagnostic Service, Inc. and the Radlinx Group, Ltd., we have made six acquisitions to date, and our management has limited experience in completing acquisitions and integrating acquired businesses with our operations. If we fail to properly evaluate and execute acquisitions, our business and prospects may be harmed.

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

We have historically focused our business on providing emergency radiology services during the hours of 5:00 p.m. to 8:00 a.m. and 24-hours per day on weekends and holidays. In 2006, we expanded our hours of service to 24-hours per day, seven days a week and began offering final reads and sub-specialty services, including cardiac imaging services, to enhance our service offerings to our customers. Additionally, in 2007, we anticipate that we will begin to offer our customers a suite of business and administrative services. However, our efforts to provide additional professional and administrative services, or any other markets beyond our current services offerings, may not result in significant revenue growth for us. In addition, efforts to expand our services into these new markets may divert management resources from existing operations and require us to commit significant financial resources to an unproven business. To support these service offerings, we have recently opened two additional centralized reading centers in San Francisco, California and Austin, Texas, similar to our facilities in Sydney, Australia and Zurich, Switzerland. If we are unable to effectively and profitably expand our offerings in these areas, our business, financial condition and results of operations could be adversely affected.

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

We rely on broadband connections provided by third party suppliers to route digital images from hospitals in the United States to our facilities in Australia, Switzerland and the Unites States. Any interruption in the availability of the network connections between the hospitals and our reading facilities would reduce our revenue and profits. Frequent or persistent interruptions in our services could cause permanent harm to our reputation and brand and could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors. Because our customers may use our services for critical healthcare services, any system failures could result in damage to our customers’ businesses and reputation. These customers could seek significant compensation from us for their losses, and our agreements with our customers do not limit the amount of compensation that they may receive. Any claim for compensation, even if unsuccessful, would likely be time consuming and costly for us to resolve.

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

Our success depends largely upon the continued services of our executive officers, particularly Dr. Paul Berger, our Chief Executive Officer and Chairman of the Board. The loss of Dr. Berger, Jon D. Berger, our Senior Vice President of Strategy and Business Development, or Tim Mayleben, our President and Chief Operating Officer could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock. Each of these named executives is employed on an “at-will” basis. In addition, the search for replacements could be time consuming and could distract our management team from the day-to-day operations of our business.

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

Our existing indebtedness is subject to floating interest rates, which may cause our interest expense to increase.

Our borrowings under our credit facility with Morgan Stanley Senior Funding are subject to floating interest rates. Changes in economic conditions or a decline in our credit rating could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for operations and other purposes. We have $100.0 million in borrowings under the credit facility and may incur up to an additional $50.0 million of indebtedness under the terms of the credit agreement. Assuming the credit facility is fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each 1.0% increase in interest rates on our floating interest rate borrowings would result in an annual increase in our interest expense and a decrease in our cash flows and income before taxes of approximately $0.3 million.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time,

•	provide that directors may only be removed “for cause,”

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt,

•	eliminate the ability of our stockholders to call special meetings of stockholders,

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders,

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws, and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of the Company’s stockholders was held on May 8, 2007.

(b)	At the annual meeting, stockholders of record on March 15, 2007 were entitled to vote 29,981,990 shares of common stock. A total of 27,664,649 shares were represented at the meeting. The results of voting at the annual meeting are summarized below:

(1) Nominees for election to Director, to hold office for a term as defined in the proxy statement and until a successor is duly elected and qualified:

	For	Withheld
Ernest G. Ludy	27,443,048	221,601
Charles R. Bland	27,444,498	220,151

(2) Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditor for the year ending December 31, 2007:

For	Against	Abstain
27,480,926	155,364	28,359

ITEM 6.	Exhibits

Exhibit Number	Description
10.32(1)	Letter Agreement between the Company and Mr. Charles R. Bland dated March 6, 2007.

10.33(1)	Letter Agreement between the Company and Mr. Glenn R. Cole dated April 6, 2007.

10.34(2)	Credit Agreement between the Company, certain wholly owned subsidiaries of the Company, and Morgan Stanley Senior Funding, Inc., as Administrative Agent dated April 5, 2007.

10.35(2)	Guaranty and Collateral Agreement between the Company, certain wholly owned subsidiaries of the Company, and Morgan Stanley & Co., Incorporated, as Collateral Agent dated April 5, 2007.

10.36(2)	Stock and Partnership Interest Purchase Agreement between the Company, The Radlinx Group, Ltd. (“Radlinx”) and all of the owners of Radlinx dated April 5, 2007.

10.37(3)	Membership Interest Purchase Agreement dated July 16, 2007 between the Company, SPR Holdings II, LLC, Midwest Physicians Services, LLC, and Emergency Radiology Services, LLC.

10.38	Amended and Restated Credit Agreement dated July 10, 2007 between the Company, Morgan Stanley Senior Funding, Inc. and the Lenders thereto.

10.39	Amended and Restated Guaranty and Collateral Agreement dated July 10, 2007 between the Company and Morgan Stanley & Co. Incorporated, as Collateral Agent.

10.40*	Administrative Support Services Agreement dated July 16, 2007 between Midwest Physician Services, LLC (a wholly-owned subsidiary of the Company) and St. Paul Radiology P.A.

10.41*	Administrative Support Services Agreement dated July 16, 2007 between Midwest Physician Services, LLC (a wholly-owned subsidiary of the Company) and Midwest Radiology, LLC.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on April 9, 2007.

(2)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on April 9, 2007.

(3)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on July 17, 2007.

*	Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

Date: July 31, 2007	By:	/s/ GLENN R. COLE
Glenn R. Cole
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.32(1)	Letter Agreement between the Company and Mr. Charles R. Bland dated March 6, 2007.

10.33(1)	Letter Agreement between the Company and Mr. Glenn R. Cole dated April 6, 2007.

10.34(2)	Credit Agreement between the Company, certain wholly owned subsidiaries of the Company, and Morgan Stanley Senior Funding, Inc., as Administrative Agent dated April 5, 2007.

10.35(2)	Guaranty and Collateral Agreement between the Company, certain wholly owned subsidiaries of the Company, and Morgan Stanley & Co., Incorporated, as Collateral Agent dated April 5, 2007.

10.36(2)	Stock and Partnership Interest Purchase Agreement between the Company, The Radlinx Group, Ltd. (“Radlinx”) and all of the owners of Radlinx dated April 5, 2007.

10.37(3)	Membership Interest Purchase Agreement dated July 16, 2007 between the Company, SPR Holdings II, LLC, Midwest Physicians Services, LLC, and Emergency Radiology Services, LLC.

10.38	Amended and Restated Credit Agreement dated July 10, 2007 between the Company, Morgan Stanley Senior Funding, Inc. and the Lenders thereto.

10.39	Amended and Restated Guaranty and Collateral Agreement dated July 10, 2007 between the Company and Morgan Stanley & Co. Incorporated, as Collateral Agent.

10.40*	Administrative Support Services Agreement dated July 16, 2007 between Midwest Physician Services, LLC (a wholly-owned subsidiary of the Company) and St. Paul Radiology P.A.

10.41*	Administrative Support Services Agreement dated July 16, 2007 between Midwest Physician Services, LLC (a wholly-owned subsidiary of the Company) and Midwest Radiology, LLC.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on April 9, 2007.

(2)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on April 9, 2007.

(3)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on July 17, 2007.

*	Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.