Form 10-Q
period 2007-09-30
NightHawk Radiology Holdings Inc
filed 2007-11-06
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51786

NightHawk Radiology Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0722777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 Northwest Boulevard, #202, Cœur d’Alene, Idaho	83814
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of October 26, 2007, 30,187,902 shares of the Registrant’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$29,712,634	$46,500,818
Marketable securities	28,459,865	37,810,963
Trade accounts receivable, net	25,049,566	12,706,146
Deferred income taxes	469,793	365,930
Prepaid expenses and other current assets	2,630,770	2,076,037

Total current assets	86,322,628	99,459,894
Property and equipment, net	10,295,792	6,192,541
Goodwill	66,530,956	4,913,844
Intangible assets, net	88,943,523	2,922,543
Deferred income taxes		2,480,972
Other assets, net	5,095,297	96,572

Total	$257,188,196	$116,066,366

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$19,407,803	$9,052,634
Accrued payroll and related benefits	4,495,448	2,383,998
Current portion of notes payable	1,000,000

Total current liabilities	24,903,251	11,436,632
Insurance reserves	3,448,924	2,000,000
Notes payable, less current portion	98,750,000
Deferred income taxes	576,409
Other liabilities	898,635

Total liabilities	128,577,219	13,436,632

Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock—150,000,000 shares authorized; $.001 par value; 30,187,902 and 29,944,069 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	30,188	29,944
Additional paid-in capital	245,147,219	230,116,635
Retained earnings (deficit)	(116,017,948)	(127,516,845)
Accumulated other comprehensive income	(548,482)

Total stockholders’ equity	128,610,977	102,629,734

Total	$257,188,196	$116,066,366

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service revenue	$45,151,201	$25,158,889	$108,955,957	$68,074,661
Operating costs and expenses:
Professional services (includes non-cash compensation expense of $1,536,432, $1,086,747, $3,567,030 and $3,333,430)	19,069,295	9,552,784	46,844,263	26,500,833
Sales, general, and administrative (includes non-cash compensation expense of $3,159,734, $309,068, $5,842,797 and $660,512)	15,753,703	6,871,138	36,860,609	19,224,442
Depreciation and amortization	2,608,472	527,192	5,250,807	1,580,439

Total operating costs and expenses	37,431,470	16,951,114	88,955,679	47,305,714

Operating income	7,719,731	8,207,775	20,000,278	20,768,947
Other income (expense):
Interest expense	(2,388,529)	(599)	(3,664,742)	(560,270)
Interest income	745,719	875,391	2,468,150	2,026,675
Other, net	(27,259)	(19,801)	(59,595)	(64,136)
Change in fair value of redeemable preferred stock conversion feature				(44,183,770)

Total other income (expense)	(1,670,069)	854,991	(1,256,187)	(42,781,501)

Income (loss) before income taxes	6,049,662	9,062,766	18,744,091	(22,012,554)
Income tax expense	2,261,818	3,480,615	7,110,594	8,595,532

Net income (loss)	3,787,844	5,582,151	11,633,497	(30,608,086)
Redeemable preferred stock accretion				(117,534)

Net income (loss) applicable to common stockholders	$3,787,844	$5,582,151	$11,633,497	$(30,725,620)

Earnings (loss) per common share:
Basic	$0.13	$0.19	$0.39	$(1.09)
Diluted	$0.12	$0.18	$0.38	$(1.09)
Weighted averages of common shares outstanding:
Basic	30,111,156	29,836,960	30,023,122	28,061,658
Diluted	31,170,449	30,760,414	31,012,036	28,061,658

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$11,633,497	$(30,608,086)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,250,807	1,580,439
Amortization of debt issuance costs	234,051
Accretion of discounts on marketable securities	(285,369)	(507,652)
Loss on disposal of property and equipment		346,423
Other loss (income)	(23,706)
Deferred income taxes	(4,794,505)	(1,805,569)
Change in fair value of redeemable preferred stock conversion feature		44,183,770
Non-cash stock compensation expense	9,409,828	3,993,942
Excess tax benefit from exercise of stock options	(1,324,855)	(312,188)
Provision for doubtful accounts and sales credits	347,233	65,369
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade accounts receivable	(7,572,921)	(1,707,471)
Prepaid expenses and other assets	(94,524)	(966,881)
Accounts payable and accrued expenses	3,328,335	682,871
Accrued payroll and related benefits	1,343,287	69,933
Accrued interest payable	6,192	(424,601)

Net cash provided by operating activities	17,457,350	14,590,299

Cash flows from investing activities:
Purchase of marketable securities	(26,491,533)	(54,791,614)
Proceeds from maturities of marketable securities	36,128,000	25,987,000
Purchase of property and equipment	(3,498,660)	(2,068,148)
Cash and cash equivalents from acquisitions	339,085
Cash paid for acquisitions	(125,735,643)

Net cash used in investing activities	(119,258,751)	(30,872,762)

Cash flows from financing activities:
Proceeds from note payable and debt	100,000,000	7,000,000
Repayment of notes payable and debt	(11,116,094)	(31,003,429)
Payment on line of credit	(1,678,953)
Deferred financing costs	(4,478,527)
Proceeds from issuance of common stock, net of issuance costs		84,893,905
Proceeds from exercise of stock options	961,936	182,724
Excess tax benefit from exercise of stock options	1,324,855	312,188
Dividends paid		(7,000,000)

Net cash provided by financing activities	85,013,217	54,358,388

Net increase (decrease) in cash and cash equivalents	(16,788,184)	38,102,925
Cash and cash equivalents—beginning of period	46,500,818	12,610,487

Cash and cash equivalents—end of period	$29,712,634	$50,713,412

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,355,817	$646,585
Cash paid for income taxes	9,064,574	10,043,423
Non-cash investing and financing activities:
Debt issuance costs included in accounts payable and accrued expenses	40,919
Acquisition costs included in accounts payable and accrued expenses	700,000
Purchases of equipment included in accounts payable	(6,146)	49,856
Accretion of redeemable preferred stock		117,534
Accretion of redeemable common stock		11,386,608
Conversion of redeemable convertible preferred stock		13,274,450
Conversion of redeemable common stock		26,742,861
Conversion of preferred stock conversion feature		89,440,020
Stock issuance costs included in accounts payable and accrued expenses		160,000
Stock issuance costs paid in 2005 reclassified to additional paid-in capital		532,686

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$3,787,844	$5,582,151	$11,633,497	$(30,608,086)
Other comprehensive income:
Change in fair value of interest rate swaps	(898,635)		(898,635)
Less deferred income taxes	350,153		350,153

Net other comprehensive income (loss)	(548,482)		(548,482)

Comprehensive income (loss)	$3,239,362	$5,582,151	$11,085,015	$(30,608,086)

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

In the opinion of Company management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, results for the periods presented. These condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2006 Annual Report on Form 10-K filed with the SEC on March 6, 2007. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Trade Accounts Receivable—Trade accounts receivable represent receivables for radiology services and are recorded at the invoiced amount and are non-interest bearing. The Company has a history of minimal uncollectible receivables. Management reviews past due accounts receivable to identify specific customers with known disputes or collectibility issues. As of September 30, 2007 and December 31, 2006, the Company had reserved approximately $570,000 and $380,000, respectively, for doubtful accounts based on its estimate of the collectibility of outstanding receivables as of those dates.

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

Derivative Financial Instruments —Accounting for derivative instruments and hedging activities requires the Company to recognize all derivatives on the consolidated balance sheet at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If the derivative is a qualifying cash flow hedge, changes in its fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.

The Company formally documents hedging instruments, as well as its risk management objective and strategy for undertaking hedged items. This process includes linking all derivatives that are cash flow hedges to specific liabilities on the consolidated balance sheet. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. If it is determined that a derivative is not highly effective, the Company discontinues hedge accounting prospectively for that specific hedge instrument.

Revenue Recognition and Presentation—Service revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Service revenue consists of fees for radiological interpretations and is recognized in the fiscal month when the radiological interpretation is complete and delivered to the customer.

Stock-Based Compensation—The Company records stock-based compensation expense in connection with any grant of stock options or restricted stock units to affiliated radiologists. The Company calculates the stock-based compensation expense associated with the issuance of stock-based compensation to affiliated radiologists in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123 (R)”), and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). The Company calculates the stock-based compensation expense related to the issuance of common stock or restricted stock units to affiliated radiologists based on the fair value of common stock at the date the shares or restricted stock units were earned. Stock-based compensation related to affiliated radiologists is included in professional services expenses.

The Company also records stock-based compensation expense in connection with any grant of stock options or restricted stock units to employees and directors. The Company calculates the stock-based compensation expense associated with the issuance of options or restricted stock units to its employees and directors in accordance with SFAS 123 (R). Stock-based compensation related to employees and directors is included in sales, general and administrative expenses.

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality credit institutions. At times, such amounts may be in excess of insured amounts. As of September 30, 2007 and December 31, 2006, a total of approximately $8,556,000 and $10,690,000, respectively, of cash and cash equivalents was in excess of insured amounts.

Recently Adopted Accounting Standards—In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, the Company recorded $660,800 of unrecognized tax benefits. Final recognition of those benefits would result in corresponding unrecognized tax obligations of $601,100. Accordingly, the net impact on retained earnings for the cumulative effect of adopting FIN 48 was $59,700. All of the unrecognized tax benefits would affect the Company’s effective tax rate if recognized.

There was no change to the amount of unrecognized tax benefits in the quarter ended September 30, 2007, and the Company does not anticipate a material change to the total amount of unrecognized tax benefits within the next twelve months.

Interest and penalties related to income tax liabilities are included in Other Expense. As a result of the implementation of FIN 48, the Company recorded a cumulative effect adjustment to retained earnings of $74,900 for accrued interest and penalties on unrecognized tax benefits. During the quarter ended September 30, 2007, the Company recorded $7,200 of additional interest and penalties on unrecognized tax benefits.

Prior to 2004, the Company was not subject to significant income tax due to its status as a limited liability company. The Company’s tax returns since 2004 are subject to examination in its significant jurisdictions, consisting of U.S. Federal, Australia, and Idaho.

Recently Issued Accounting Standards— In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements and footnotes.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value according to accounting principles generally accepted in the United States, and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. The provisions of SFAS 157 are effective as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements and footnotes.

2. ACQUISITIONS

Midwest Physicians Services, LLC and Emergency Radiology Services, LLC.

On July 16, 2007, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with SPR Holdings II, LLC, (“SPR Holdings”) a privately held company located in St. Paul, Minnesota, Midwest Physicians Services, LLC (“MPS”), and Emergency Radiology Services, LLC (“ERS”), pursuant to which the Company acquired all of the outstanding equity interests of MPS and ERS from SPR Holdings. MPS was formed by St. Paul Radiology, P.A. (“St. Paul Radiology”) to provide a suite of business process services to support its radiology practice. This suite of business process services includes revenue cycle management, administrative, information technology and other services critical to the operation of a radiology group. The Company intends to combine these services with its proprietary workflow technology to offer its customers a more complete suite of professional and business process solutions.

In accordance with the terms of the Purchase Agreement, the Company acquired all of the outstanding equity interests of MPS and ERS for aggregate consideration of (i) $62,920,875 in cash, including certain costs associated with the acquisition totaling $460,875 and (ii) a warrant that was issued to St. Paul Radiology. This warrant entitles St. Paul Radiology to purchase 300,000 shares of common stock of the Company at any time after July 16, 2010 and before July 16, 2017 at a price equal to the market price of a share of the Company’s common stock at closing on July 16, 2007 ($18.75). The fair value of the warrant of $3,334,210 was calculated using a Black-Scholes model. $57,460,000 of the cash portion of the purchase price was paid to SPR Holdings at closing and the remaining $5,000,000 was placed into an escrow account to serve as a source of funds to satisfy the indemnification obligations of SPR Holdings under the Purchase Agreement.

In connection with the acquisition of MPS and ERS by the Company, MPS entered into a long-term administrative support services agreement with each of St. Paul Radiology and Midwest Radiology LLC (“MWR”), an affiliate of St. Paul Radiology and provider of imaging services. Under these long term services agreements, MPS will provide business process services to each of St. Paul Radiology and MWR in exchange for a percentage of the revenue generated by each of those companies.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price allocations are based on a combination of third-party valuations and internal analyses and may be adjusted during the allocation period as defined in SFAS No. 141, Business Combinations (“SFAS 141”).

Current assets	$809,460
Fixed assets	1,758,582
Intangible assets	57,590,000
Goodwill	7,235,693

Assets acquired	67,393,735

Current liabilities	827,802
Long-term liabilities	310,848

Liabilities assumed	1,138,650

Purchase Price	$66,255,085

The acquisition of MPS and ERS resulted in the assets acquired and liabilities assumed being recorded based on their estimated fair values on the acquisition date. Goodwill of $7,235,693, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS 142. The results of operations of MPS and ERS have been included in the Company’s consolidated statements of operations and cash flows starting on July 17, 2007.

The determination of the estimated fair value of the intangible assets acquired required management to make significant estimates and assumptions. These assumptions included future expected cash flows from customer contracts, certain noncompete agreements and tradenames, and the useful lives of the intangible assets.

The amount allocated to intangible assets was attributed to the following categories:

	Acquired Value	Estimated Useful Life
Customer contracts	$57,180,000	20 years
Tradename and trademarks	130,000	5 years
Noncompete agreements	280,000	5 years

	$57,590,000

All intangible assets are amortized on a straight-line basis over their expected useful lives (Note 4).

The following unaudited pro forma information assumes the MPS and ERS acquisitions occurred as of January 1, 2006. The unaudited pro forma financial information summarizes the results of operations for the nine months ended September 30, 2007 and 2006. The unaudited pro forma results are not necessarily indicative of what would have occurred had the acquisition actually occurred as of January 1, 2006 or of future operations of the combined companies. Additionally, the unaudited pro forma results do not give effect to any potential cost savings or other synergies that could result from the combination of NightHawk, MPS and ERS or take in to account the restructuring of service agreements and other contracts renegotiated as part of the combination.

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(unaudited)
Service revenue	$121,878,000	$83,798,000
Net income (loss)	$14,786,000	$(27,982,000)
Net income (loss) applicable to common shareholders	$14,786,000	$(28,100,000)
Earnings (loss) per common share, basic and diluted	$0.49	$(1.00)
Earnings (loss) per common share, basic and diluted	$0.47	$(1.00)

The Radlinx Group, Ltd.

On April 5, 2007, the Company completed the acquisition of all of the outstanding equity interests of The Radlinx Group, Ltd., a privately held radiology services company (“Radlinx”) for a total consideration consisting of $53,000,000 in cash at closing. The consideration includes the assumption of $12,608,070 in liabilities which were paid in full immediately following the acquisition and cash payments of $40,673,804, including $281,874 of costs associated with the acquisition.

Additional cash consideration will be paid as an earnout within 45 days of the one-year anniversary of the closing. This contingent consideration will be equal to 25% of the revenues generated by certain identified customers during that one-year period. As of September 30, 2007, the Company has recorded an additional liability of $3,406,432 for this contingent consideration. The Company has also accrued $369,724 for additional acquisition costs increasing the total consideration to $44,449,960.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price allocations are based on a combination of third-party valuations and internal analyses and may be adjusted during the allocation period as defined in SFAS 141.

Current assets	$3,640,963
Fixed assets	663,174
Intangible assets	19,400,000
Goodwill	38,833,227

Assets acquired	62,537,364

Current liabilities	5,416,510
Long-term liabilities	12,670,894

Liabilities assumed	18,047,704

Purchase Price	$44,449,960

The acquisition of Radlinx resulted in the assets acquired and liabilities assumed being recorded based on their estimated fair values on the acquisition date. Goodwill of $38,833,227, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS 142. The results of operations of Radlinx have been included in the Company’s consolidated statements of operations and cash flows starting on April 6, 2007.

The determination of the estimated fair value of the intangible assets acquired required management to make significant estimates and assumptions. These assumptions included future expected cash flows from customer contracts, certain noncompete agreements, customer lists, and the “Radlinx” tradename, and the useful lives of the intangible assets.

The amount allocated to intangible assets was attributed to the following categories:

	Acquired Value	Estimated Useful Life
Customer lists and relationships	$16,800,000	10 years
Tradename and trademarks	1,500,000	5 years
Noncompete agreements	1,100,000	2 years

	$19,400,000

All intangible assets are amortized on a straight-line basis over their expected useful lives (Note 4).

The following unaudited pro forma information assumes the Radlinx acquisition occurred as of January 1, 2006. The unaudited pro forma financial information summarizes the results of operations for the nine months ended September 30, 2007 and 2006. The unaudited pro forma results are not necessarily indicative of what would have occurred had the acquisition actually occurred as of January 1, 2006 or of future operations of the combined companies.

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(unaudited)
Service revenue	$113,550,000	$81,616,000
Net income (loss)	$12,136,000	$(28,780,000)
Net income (loss) applicable to common shareholders	$12,136,000	$(28,898,000)
Earnings (loss) per common share, basic and diluted	$0.40	$(1.06)
Earnings (loss) per common share, basic and diluted	$0.39	$(1.06)

Teleradiology Diagnostic Service, Inc.

On February 9, 2007, the Company entered into a Share Purchase Agreement with Teleradiology Diagnostic Service, Inc. (“TDS”), each of the shareholders of TDS and certain other related parties, pursuant to which the Company acquired all of the outstanding stock of TDS. The execution of the Share Purchase Agreement and the closing of the transaction occurred simultaneously. Under the terms of the Share Purchase Agreement, the Company acquired all of the outstanding stock of TDS, a privately held company, for an aggregate cash consideration of $23,290,963 in cash, including certain costs associated with the acquisition and $1,150,000 to be paid out at the conclusion of the eighteen month escrow period.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price allocations are based on a combination of third-party valuations and internal analyses and may be adjusted during the allocation period as defined in SFAS 141. The results of operations of TDS have been included in the Company’s condensed consolidated statements of operations and cash flows since the date of acquisition.

Current assets	$1,505,742
Fixed assets	197,062
Intangible assets	12,250,000
Goodwill	15,548,193

Assets acquired	29,500,997

Current liabilities	1,393,825
Long-term liabilities	4,816,209

Liabilities assumed	6,210,034

Purchase Price	$23,290,963

American Teleradiology Nighthawks, Inc.

On September 30, 2005, the Company completed the purchase of American Teleradiology Nighthawks, Inc. (“ATN”). The ATN purchase agreement provides for two contingent purchase price adjustments based upon the achievement of specified financial goals. The adjustments are to be paid in shares of the Company’s stock to stockholders of ATN at the acquisition date. During the three months ended September 30, 2006, $3,511,025 was recorded for the first component of the contingent consideration, representing approximately 183,000 shares of the Company’s stock. During the three months ended March 31, 2007, the Company determined that no amount was earned for the second component of the contingent consideration. Both components of the contingent consideration amount are currently being reviewed by the former stockholders of ATN and Company management. The contingent consideration ultimately due is subject to agreement by these parties.

3. MARKETABLE SECURITIES

Marketable securities include various available-for-sale securities. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Gross unrealized gains and losses on marketable securities were not significant at September 30, 2007 and December 31, 2006.

Below are the Company’s marketable securities at fair value:

	September 30, 2007	December 31, 2006
Due in one year or less:
U.S. Government and Federal Agency securities	$11,129,865	$19,931,536
Municipal securities		7,049,427
Due after three years:
Municipal securities	17,330,000	10,830,000

Total marketable securities	$28,459,865	$37,810,963

4. INTANGIBLE ASSETS

A summary of intangible assets is as follows:

		September 30, 2007		December 31, 2006
	Estimated Useful Life	Historical Amount	Accumulated Amortization	Historical Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	6-10 years	$30,770,000	$2,390,392	$2,620,000	$548,915
Tradename and trademarks	5 years	2,820,000	386,095	790,000	31,875
Customer contracts	1-20 years	57,280,000	695,625	100,000	100,000
Noncompete agreements	2-5 years	2,090,000	544,365	210,000	116,667

		$92,960,000	$4,016,477	$3,720,000	$797,457

Amortization expense was approximately $1,740,000 and $120,000 for the three months ended September 30, 2007 and 2006, respectively and approximately $3,219,000 and $392,000 for the nine months ended September 30, 2007 and 2006, respectively.

The following table shows the Company’s estimated amortization expense as of September 30, 2007:

Estimated Amortization Expense:	Amount
Three months ending December 31, 2007	$1,395,458
Year ending December 31, 2008	7,438,000
Year ending December 31, 2009	6,987,528
Year ending December 31, 2010	6,669,190
Year ending December 31, 2011	6,573,000
Thereafter	59,880,347

Total	$88,943,523

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2007	December 31, 2006
Computers, diagnostic workstations, and telecommunications systems	$8,377,480	$4,353,715
Office furniture and equipment	1,869,606	813,614
Software	4,405,929	3,162,586
Leasehold improvements	2,760,625	1,286,507

	17,413,640	9,616,422
Less accumulated depreciation	(7,117,848)	(3,423,881)

	$10,295,792	$6,192,541

Depreciation expense for the three months ended September 30, 2007 and 2006 was approximately $868,000 and $407,000 respectively and approximately $2,032,000 and $1,189,000 for the nine months ended September 30, 2007 and 2006, respectively.

6. LONG-TERM DEBT

On April 5, 2007, the Company entered into a credit agreement with Morgan Stanley Senior Funding (“Credit Agreement”) relating to a term loan in an amount of $53,000,000, with an option for the Company to request that the lenders advance up to an additional $97,000,000 in term loans for a total credit facility of up to $150,000,000 (“Credit Facility”). The Company used proceeds from the Credit Facility to fund the acquisition of Radlinx. Interest under the Credit Facility was based on either: (i) a floating per annum rate based on the Administrative Agent’s prime rate plus a margin of 1.25% or (ii) upon syndication, and at the option of the Company, a floating per annum rate (based upon one, two, three or six-month interest periods) based on LIBOR plus a margin of 2.25%. The Credit Facility was guaranteed by substantially all of the Company’s assets as collateral for the amounts borrowed by the Company and contains normal restrictive covenants.

On July 10, 2007, the Company entered into the Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Morgan Stanley which amends and replaces the Company’s Credit Agreement, dated as of April 5, 2007. The Amended Credit Facility provides for term loans up to $150,000,000 in aggregate. Further, under the Amended Credit Facility, the Company may request that the lenders advance up to an additional $75,000,000 in term loans, although this additional amount and the terms under which such loans would be made have not been committed. Under the Amended Credit Facility, the Company increased the loan to $100,000,000 and used the proceeds for the MPS and ERS acquisitions and to pay the fees and expenses incurred in connection with the Amended Credit Facility. The additional funds available under the Amended Credit Facility may be used by the Company for financing certain acquisitions and for general corporate purposes. Interest under the Amended Credit Facility is based, at the option of the Company, on either: (i) a floating per annum rate based on the Administrative Agent’s prime rate plus a margin of 1.50% or (ii) a floating per annum rate (based upon one, two, three or six-month interest periods) based on LIBOR plus a margin of 2.50% (7.70% at September 30, 2007). The Company also entered into two interest rate swap contracts during the three months ended September 30, 2007 which, while in place for the next three years, will lower our effective rate to approximately 7.4%. See additional discussion in Note 12.

The term loan will be repaid in quarterly installments, with principal being amortized at an annual rate of 1%, and the balance payable on the maturity date of July 10, 2014. The term loan is subject to mandatory prepayment under certain circumstances, including in connection with the Company’s receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events and beginning eighteen months from closing, from the Company’s excess cash flow. The term loan may be voluntarily prepaid without premium or penalty.

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

On February 9, 2006, the Company borrowed $7,000,000 under its then existing term loan facility with Comerica Bank and distributed the full amount as a special dividend to the holders of its common stock and its then-outstanding redeemable convertible preferred stock. See Dividend discussion in Note 11. On January 2, 2006, the Company paid a regularly scheduled debt payment to Comerica in the amount of approximately $1,100,000. On February 14, 2006, the Company repaid in full the debt and interest outstanding with Comerica Bank in the amount of approximately $30,100,000 with proceeds from the Company’s initial public offering. Subsequent to repaying this outstanding debt, the Company terminated its term and revolving loan facilities with Comerica Bank in the first quarter of 2006.

7. COMMITMENTS AND CONTINGENCIES

Leases —In July 2007, the Company signed an operating lease for office facilities in St. Paul, Minnesota as part of the MPS and ERS acquisitions. The lease expires in 2016 and resulted in an additional total lease commitment of approximately $3,900,000. Subsequent to September 30, 2007, the Company signed an operating lease for office facilities in Ann Arbor, Michigan. The lease commences January 1, 2008 and expires after five years. The total additional lease commitment for this office is approximately $490,000.

Litigation —The Company is involved in litigation in the normal course of business. After consultation with legal counsel, management estimates that at September 30, 2007 and December 31, 2006 these matters are expected to be resolved without material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

The Company records reserves for both reported and IBNR amounts. Reported amounts are reserved based upon the Company’s best estimate of future probable costs and totaled $460,000 at September 30, 2007 and $700,000 at December 31, 2006. The Company also accrues IBNR amounts using actuarial calculations, models and assumptions based on historical claims experience and industry indices. During the three and nine months ended September 30, 2007, the Company recorded approximately $454,000 and $1,449,000, respectively, of expense for estimated IBNR amounts. The increase in the third quarter IBNR expense is a result of the increased volumes of radiological interpretations. IBNR amounts, recorded as an insurance reserve on the balance sheet at September 30, 2007 and December 31, 2006, totaled approximately $3,449,000 and $2,000,000, respectively.

8. STOCK COMPENSATION PLANS

Share Based Award Plans. The Company has two stock-based award plans, the 2004 Stock Plan (the “2004 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). In February 2006, all shares available for grant under the 2004 Plan were rolled over and became available for grant under the 2006 Plan. As of September 30, 2007, the Company had an aggregate of 3,957,796 shares of its common stock reserved for issuance under the 2004 Plan and 2006 Plan, of which 305,655 shares were available for future grants and 3,652,141 shares were subject to outstanding stock awards.

Awards are subject to terms and conditions as determined by the Board of Directors. All stock options have an exercise price equal to or greater than the fair value of our common stock on the date the option is granted. Stock options generally have a contractual term of ten years and vest over three years.

Stock Options. The Company granted stock options covering 450,000 and 2,126,461 shares during the three and nine months ended September 30, 2007 at weighted-average exercise prices of $20.48 and $20.61, respectively. The weighted-average grant-date fair values per share granted during the three and nine months ended September 30, 2007 were $7.63 and $7.13, respectively. A summary of our stock-based award activity for employees and non-employees under the 2004 Plan and 2006 Plan are as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of July 1, 2007	3,261,253	$12.77
Granted	450,000	20.48
Exercised	(159,076)	3.95
Cancelled	(83,073)	18.69

Outstanding as of September 30, 2007	3,469,104	$14.03	8.65	$36,352,672

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	1,679,563	$4.58
Granted	2,126,461	20.61
Exercised	(227,762)	4.22
Cancelled	(109,158)	17.23

Outstanding as of September 30, 2007	3,469,104	$14.03	8.65	$36,352,672

Exercisable as of September 30, 2007	370,260	$3.71	7.37	$7,702,331
Vested and expected to vest as of September 30, 2007	3,270,738	$14.10	8.66	$34,058,421

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options.

Restricted Stock Units. During the three and nine months ended September 30, 2007, the Company granted 32,750 and 117,881 restricted stock unit awards at a fair value of $20.48 and $21.04 per share, respectively. Activity related to these restricted stock unit awards is as follows:

Restricted Stock Unit Awards	Number of Awards	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of July 1, 2007	158,053
Granted	32,750
Released	(6,010)
Cancelled	(1,756)

Outstanding as of September 30, 2007	183,037	2.06	$4,486,237

Restricted Stock Unit Awards	Number of Awards	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	95,352
Granted	117,881
Released	(16,071)
Cancelled	(14,125)

Outstanding as of September 30, 2007	183,037	2.06	$4,486,237

Vested as of September 30, 2007	—	—	—
Vested and expected to vest as of September 30, 2007	166,185	2.04	$4,073,187

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

The weighted average fair values of stock-based arrangements on the date of grant and the assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Dividend yield	—	—
Expected volatility	39%	N/A
Risk-free interest rates	4.16%	N/A
Expected term for employees (years)	4.2	N/A
Expected/remaining term for non-employee (years)	10	10

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Dividend yield	—	—
Expected volatility	36%	39%
Risk-free interest rates	4.66%	4.84%
Expected term for employees (years)	4.1	4.7
Expected/remaining term for non-employee (years)	10	10

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

As of September 30, 2007, the total remaining unrecognized compensation cost related to all unvested stock-based employee/director arrangements, net of an estimated forfeiture rate of 6%, was approximately $11,200,000 and is expected to be recognized over a weighted average period of 1.2 years.

9. COMPUTATION OF EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Numerator:
Net income (loss) available in basic calculation	$3,787,844	$5,582,151	$11,633,497	$(30,725,620)
Plus: Income impact of assumed conversions of preferred stock dividends	—	—	—		(a)

Net income (loss) applicable to common stockholders-dilutive	$3,787,844	$5,582,151	$11,633,497	$(30,725,620)

Denominator:
Weighted average common shares outstanding-basic	30,111,156	29,836,960	30,023,122	28,061,658
Effect of dilutive stock options and restricted stock units	847,266	739,919	795,777		(b)
Effect of convertible preferred stock	—	—	—		(a)
Effect of contingently issuable shares	183,535	183,535	183,535		(c)
Effect of warrants issued	28,492	—	9,602	—

Weighted average common shares outstanding-dilutive	31,170,449	30,760,414	31,012,036	28,061,658

Earnings (loss) per common share—basic	$0.13	$0.19	$0.39	$(1.09)
Earnings (loss) per common share—diluted	$0.12	$0.18	$0.38	$(1.09)

Anti-dilutive shares excluded from calculation	1,981,439	108,468	1,378,190	81,336

(a)	The income impact of assumed conversions of the preferred stock dividends and the effect of the convertible preferred stock in the denominator are anti-dilutive.

(b)	The effects of the shares which would be issued upon exercise of these options and restricted stock units have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.

(c)	The effects of the shares which would be issued upon finalization of our ATN purchase have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.

10. INCOME TAXES

In accordance with interim reporting requirements, the Company uses an estimated annual effective tax rate for computing its provision for income taxes. The effective rates for the three months ended September 30, 2007 and 2006 were 37.4% and 38.4%, respectively. The effective rate for the nine months ended September 30, 2007 and 2006 were 37.9% and (39.1%). The difference in effective tax rates is primarily due to the non-deductible increase in the fair market value of the redeemable preferred stock conversion feature which terminated in connection with the Company’s initial public offering.

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

On February 9, 2006, the Company completed an IPO of 5,800,000 shares of its common stock, from which the Company received net proceeds of approximately $86,300,000 (after deducting the underwriting discounts and commissions). The Company had incurred $2,200,000 in stock issuance costs. Subsequent to the IPO, these costs were charged against additional paid in capital on the consolidated balance sheet. In addition, at the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into common stock and, as a result, the Company did not record any additional charge associated with the change in fair value of the conversion feature of the redeemable convertible preferred stock after such date. Prior to the IPO, this redeemable convertible preferred stock was classified as mezzanine equity on the consolidated balance sheet and the fair value of the related conversion feature was classified as a liability on the consolidated balance sheet. Also as a result of the conversion of all outstanding shares of redeemable convertible preferred stock into shares of common stock, all rights of the holders of such shares to receive accrued dividends or to exercise redemption rights terminated. As a result, the accretion relating to the Company’s redeemable convertible preferred stock also terminated.

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

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the Condensed Consolidated Balance Sheet at fair value. The Company designates at inception whether the derivative contract is considered hedging or non-hedging in accordance with SFAS 133. During the three months ended September 30, 2007, the Company entered into two interest rate swap contracts with a combined notional amount of $100,000,000 in connection with its outstanding debt. The contracts expire on September 30, 2009 and 2010, respectively. These contracts, while in effect, will lower our effective interest rate to approximately 7.4%. The contracts were initiated to maintain compliance with debt requirements and to protect the Company against changes in the interest payments associated with its variable-rate long-term debt, and therefore are considered cash flow hedges. As a result, as long as the swap is deemed 100% effective, changes in the fair value of the swaps are recorded as either an asset (a gain position), or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of shareholders’ equity. At September 30, 2007, the fair value of the interest rate swap contracts resulted in a net unrealized loss of $898,635.

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

•

SALES, EARNINGS, INCOME, EXPENSES, OPERATING RESULTS, TAX RATES, OPERATING AND GROSS PROFIT AND PROFIT MARGINS, VALUATIONS, RECEIVABLES, RESERVES, LIQUIDITY, INVESTMENT INCOME, CURRENCY RATES, STOCK OPTION EXERCISES, CAPITAL RESOURCE NEEDS, CUSTOMERS, AND COMPETITION;

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

Overview

NightHawk Radiology is leading the transformation of the practice of radiology by providing high-quality, cost-effective services to radiology groups and hospitals throughout the United States. We provide the most complete suite of solutions, including professional services, business services, and our advanced, proprietary clinical workflow technology, all designed to increase efficiencies and improve the quality of patient care and the lives of physicians who provide it. Our team of U.S. board-certified, state-licensed, and hospital-privileged physicians located in the United States, Australia, and Switzerland, provides services 24 hours a day, seven days a week, for more than 750 radiology group customers and approximately 26% of all U.S. hospitals they serve. For more information, visit www.nighthawkrad.net.

NightHawk Radiology Services, LLC, an Idaho limited liability company, is our wholly-owned subsidiary and was formed in Coeur d’Alene, Idaho in 2001 to serve as the entity through which we conduct our primary operations. In March 2004, NightHawk Radiology Holdings, Inc. was formed to facilitate a recapitalization of Nighthawk Radiology Services, LLC.

Recent Acquisitions

On July 16, 2007, we acquired all of the outstanding equity interests of Midwest Physicians Services, LLC (“MPS”) and Emergency Radiology Services (“ERS”) from SPR Holdings II, LLC. MPS was formed by St. Paul Radiology, P.A. (“St. Paul Radiology”) to provide a complete suite of business process services to support its radiology practice. This suite of business process services includes revenue cycle management, administrative, information technology and other services critical to the operation of a radiology group. With this acquisition, we now provide a more complete suite of radiology solutions, including professional services, our proprietary workflow technology, and business process solutions.

We acquired all of the outstanding equity interests of MPS and ERS for an aggregate consideration of (i) $62.9 million in cash including certain costs associated with the acquisition and (ii) a warrant that was issued to St. Paul Radiology. This warrant entitles St. Paul Radiology to purchase 300,000 shares of our common stock at any time after July 16, 2010 and before July 16, 2017 at a price equal to the market price of our stock at closing on July 16, 2007 ($18.75). The fair value of the warrant of $3.3 million was calculated using a Black-Scholes model. $57.5 million of the cash portion of the purchase price was paid to SPR Holdings at closing and the remaining $5.0 million was placed into an escrow account to serve as a source of funds to satisfy the indemnification obligations of SPR Holdings under the Purchase Agreement.

On April 5, 2007, we completed the acquisition of The Radlinx Group, Ltd., a privately held radiology services company (“Radlinx”). The acquisition expands our core off-hours business and helps grow our final interpretation and sub-specialty business, while increasing our domestic presence and capabilities. We acquired Radlinx for total consideration consisting of $53.0 million in cash at closing plus additional cash consideration to be paid as an earnout within 45 days of the one-year anniversary of the closing, which amount will be calculated as 25% of the revenues generated by certain Radlinx customers during that period. As of September 30, 2007, we have recorded an additional liability of $3.4 million for this contingent consideration.

On February 9, 2007, we acquired Teleradiology Diagnostic Service, Inc. (“TDS”). We regard the acquisition of TDS as a strategic acquisition of an off-hours professional radiology services business that is supplemental to our current business and that expands our presence in California. We purchased TDS for an aggregate price of $23.0 million dollars, of which approximately $21.8 million was paid in cash at the closing of the acquisition.

On September 30, 2005, we completed the purchase of American Teleradiology Nighthawks, Inc. (“ATN”). The ATN purchase agreement provides for two contingent purchase price adjustments based upon the achievement of specified financial goals. The adjustments are to be paid in shares of our stock to stockholders of ATN at the acquisition date. During the three months ended September 30, 2006, $3.5 million was recorded for the first component of the contingent consideration, representing approximately 0.2 million shares of our stock. During the three months ended March 31, 2007, we determined that no amount was earned for the second component of the contingent consideration. Both components of the contingent consideration amount are currently being reviewed by the former stockholders of ATN and our management. The contingent consideration ultimately due is subject to agreement by these parties.

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

Revenue Recognition and Allowance for Doubtful Accounts

We enter into services contracts with our customers that typically have a one year term, and automatically renew for each successive year unless terminated by the customer or by us. The amount we charge for our radiology services varies by customer based on a number of factors, including the hours of coverage we provide for the customer, the number of reads we provide to the customer and the technical and administrative services we provide to the customer. We recognize revenue when we have satisfied all of our significant contractual obligations to our customers and we determine that the collection of the resulting receivable is reasonably assured. Revenue from services is recognized in the fiscal month in which the radiological interpretation is complete and forwarded to the customer. We review our historical collection experience on a quarterly basis to determine the required amount necessary for our provision for doubtful accounts. As of September 30, 2007, we had reserved approximately $0.6 million for doubtful accounts based on our estimate of the collectibility of outstanding receivables as of that date.

Stock-Based Compensation

Physician Stock-Based Compensation. We record share-based compensation expense in connection with any grant of stock options, restricted stock units, or other issuance of shares of common stock to our affiliated radiologists. We calculate the share-based compensation expense associated with the issuance of stock options to our affiliated radiologists in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123 (R)”) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to the issuance of restricted stock units or shares of our common stock to our affiliated radiologists based on the fair value of our common stock on the date the restricted stock units or shares are issued. In accordance with EITF 96-18, because our radiologists are treated as independent contractors and not as employees, we calculate the fair value of the share-based compensation expense in each period. The expense amount is determined by calculating the fair value of the shares earned in each period and recording that amount as expense during such period. If the price of our common stock increases over a given period, this accounting treatment results in compensation expense that exceeds the expense we would have recorded if these individuals were employees. Stock-based compensation to our affiliated radiologists is included in professional services expense.

Non-Physician Stock-Based Compensation. We also record stock-based compensation expense in connection with any grant of stock options, restricted stock units, warrants or other issuance of shares of common stock to employees and directors. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to our employees and directors in accordance with SFAS 123 (R) by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to the issuance of restricted stock units or shares of our common stock to our employees and directors based on the fair value of our common stock on the date the restricted stock units or shares are issued. Stock-based compensation to employees and directors is included in sales, general and administrative expense.

Determination of Fair Value of our Stock Options. As indicated above, we record stock-based compensation expense associated with our stock options in accordance with SFAS 123 (R) and EITF 96-18, as applicable, which require us to calculate the expense associated with our stock options by determining the fair value of the options. To determine the fair value of our stock options, we use a Black-Scholes model which takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option, as measured on the date of grant (or at each reporting date for grants to non-employees that require future service), and an estimation of the volatility of the common stock underlying the stock option.

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

Accounts Receivable Allowance. We monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In estimating the reserve, we evaluate the collectibility of our accounts receivable from a specific customer when we become aware of circumstances that may impair the customer’s ability to meet its financial obligations and record an allowance against amounts due. To date, we have not had any significant difficulty in collecting payments from our customers. We believe that the potential aggregate amount of nonpayment by our customers is limited in part by the frequency of our billing cycle and the ease with which we may discontinue service to customers during periods of nonpayment. However, actual future losses from uncollectible accounts may differ from our estimates due to our limited experience in establishing reserves for nonpayment, our limited history of non-collection, and the difficulty in predicting the future payment practices of a large number of customers.

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

If we determine through the impairment review process that goodwill or intangible assets have been impaired, we reduce goodwill and intangible assets by recording an impairment charge in our consolidated statement of operations in an amount equal to the amount that book value exceeds fair value at the date impairment is determined. We perform our annual impairment test in the last quarter of each fiscal year. SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives. We amortize our acquired intangible assets with definite lives over periods ranging from seven months to ten years.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires impairment losses to be recognized for long-lived assets through operations when indicators of impairment exist and the underlying cash flows are not sufficient to support the asset’s carrying value. In addition, SFAS 144 requires that a long-lived asset (disposal group) to be sold that meets certain recognition criteria be classified as “held for sale” and measured at the lower of carrying amount or fair value less cost to sell. SFAS 144 also requires that a long-lived asset subject to closure (abandonment) before the end of its previously estimated useful life continue to be classified as “held and used” until disposal, with depreciation estimates revised to reflect the use of the asset over its shortened useful life.

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

On March 31, 2004, in connection with the organization and capitalization of NightHawk Radiology Holdings, Inc., we issued 6,500,003 shares of redeemable preferred stock for a total consideration of $13.0 million. Each share of redeemable preferred stock was convertible, at the option of the holder, into one share of common stock. The conversion feature of the redeemable preferred stock was considered an embedded derivative under the provisions of SFAS 133, and accordingly was accounted for separately from the redeemable preferred stock. We determined the fair value of the redeemable preferred stock conversion feature based upon the fair value of the underlying common stock. On the date of issuance, the estimated fair value of the conversion feature was approximately $1.7 million which was recorded as a liability on the date of issuance, thus reducing the recorded value of the redeemable preferred stock to approximately $11.3 million. At each balance sheet date, we adjusted the carrying value of the embedded derivative to estimated fair value and recognized the change in such estimated value in our consolidated statements of operations.

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

How We Generate Revenue

Historically, we have generated substantially all of our revenue from the professional radiology services that we provide our customers. We typically provide these services pursuant to one-year services contracts that automatically renew for each successive year unless terminated by the customer or by us. The amount we charge for our radiology services varies by customer based upon a number of factors, including the hours of coverage we provide for the customer, the number of interpretations we perform for the customer and the technical and administrative services we provide to the customer.

More recently through our acquisition of MPS and ERS announced on July 16, 2007, we have expanded our service offerings for radiology groups to include business services such as revenue cycle management, human resources services, facilities management, accounting and financial services, transcription services, records management, operational support, and quality assurance program support.

We also license the use of our proprietary clinical workflow technology to customers which includes both hosted applications and wrap-around services.

We recognize revenue generated by our professional and business services during the month in which services are provided and we bill our customers at the beginning of the following month. Because the invoices are typically paid directly by our customers, we do not currently depend upon any material payments by third-party payors or patients.

Since our first full year of operations, we have experienced significant revenue growth, from $4.7 million in 2002 to $92.2 million in 2006, to $109.0 million for the first nine months of 2007. This growth in service revenue resulted primarily from:

•	an increase in our customer base,

•	an increase in utilization of our service by our customers,

•	acquisitions,

•	an expansion of services offered,

•	an expansion of our service hours,

•	a high customer retention rate, and

•	growth in the use of diagnostic imaging technologies and procedures in the healthcare industry.

Through September 30, 2007, our exam volumes were 2,003,568 and our affiliated radiologists were providing services to 753 customers serving 1,469 hospitals. The total number of hospitals we cover represents approximately 26% of all hospitals in the United States. The revenue we generate is largely a function of the number of radiological interpretations performed by our affiliated radiologists.

Our Operating Expenses

Our operating expenses consist primarily of professional services expense, sales, general and administrative expense, interest expense and income tax expense. We record stock compensation expense in connection with equity issuances to our affiliated radiologists (which we refer to as physician stock-based compensation) and in connection with equity issuances to our employees and directors (which we refer to as non-physician stock-based compensation). In our consolidated statements of operations, we present our physician stock-based compensation expense as part of our professional services expenses and our non-physician stock-based compensation as part of our sales, general and administrative expense.

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

Physician Stock-Based Compensation Expense. As described previously, we record physician stock-based compensation expense in connection with any stock options, restricted stock units or other issuance of shares of our common stock to our affiliated radiologists and present this expense in our consolidated statements of operations as part of our professional services expense. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to affiliated radiologists in accordance with SFAS 123 (R) and EITF 96-18.

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

Non-Physician Stock-Based Compensation Expense. As described previously, we record non-physician stock-based compensation expense in connection with any grant of stock options, restricted stock units, warrants or other issuance of shares of our common stock to our employees and directors and present this expense in our consolidated statement of income as part of our sales, general and administrative expense. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to our employees and directors in accordance with SFAS 123(R).

Our Non-Operating Expenses

In addition to our operating expenses, we record the following non-operating expenses.

Interest Expense. The interest expense we incur in a given period is directly attributable to the principal amount of debt we have outstanding during such period.

Change in Fair Value of Redeemable Preferred Stock Conversion Feature. In March 2004, we entered into a stockholders agreement with the holders of our Series A preferred stock pursuant to which we agreed to repurchase all or any portion of the shares of redeemable preferred stock then held by such holders at any time after seven years from the date of issuance. The redemption provision in the stockholders agreement, which terminated upon the closing of our initial public offering, provided that the repurchase price for such shares of redeemable preferred stock would be the greater of (i) the market value of the common stock issuable upon conversion of the redeemable preferred stock or (ii) the liquidation value of such shares of redeemable preferred stock (including all accrued and unpaid dividends). The conversion feature of the redeemable preferred stock was considered an embedded derivative under the provisions of SFAS 133, and accordingly was accounted for separately from the redeemable preferred stock. On the date of issuance, the estimated fair value of the conversion feature was $1.7 million which was recorded as a liability on the balance sheet date on the date of issue thus reducing the recorded value of the redeemable preferred stock to $11.3 million. While these shares remained outstanding, on each balance sheet date subsequent to the execution of that agreement, we adjusted the carrying value of the embedded derivative to estimated fair value and recognized the change in such estimated value in our consolidated statements of operations.

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

Trends in our Business and Results of Operations

Revenue Trends. Our business has grown rapidly since inception. This growth has been driven by an increase in our customer base, an increase in utilization of our service by our customers, acquisitions, an expansion of services offered, an expansion of our service hours, a high customer retention rate and the growth in the use of diagnostic imaging technologies and procedures in the healthcare industry. Our strategy is to expand on our position as the leading provider of radiology services by:

•	continuing to expand our service offerings in final and sub-specialty interpretations, cardiac imaging services and business process services,

•	expanding our radiology group customers’ utilization of our services as they implement coverage of additional hospitals,

•	targeting new customers,

•	pursuing both strategic and tactical acquisitions, and

•	developing markets for our data and technology solutions.

Our revenue has increased in absolute dollars each year since inception and our revenue growth rate has been strong year over year. Our third quarter revenue grew 79% and our year to date revenue grew 60%. We expect that a number of our customers will implement our new service offerings, continue to implement coverage for additional hospitals as well as continue to use additional hours of our service, resulting in an overall increase in the utilization of our service by those customers.

Volume and revenue trends are driven by continuing growth in imaging demand, strong customer retention and recurring revenue streams, and expanded service offerings. Historically, we have seen an increase in exam volumes during the second and third quarters of each fiscal year, when weather conditions tend to be warmer in much of the United States and our customers take greater advantage of our coverage. During the first and fourth quarters of each fiscal year, when weather conditions are colder for a large portion of the United States, we have historically experienced relatively lower exam volumes than those experienced during the second and third quarters. We expect this seasonality to continue. A summary of our historical volumes is as follows:

			Growth Rates		Acquisition Contribution - First 12 months
Quarter	Year	Total Volumes	Sequential	Year over Year	DayHawk	ATN	TDS	Radlinx
Q1	2004	120,554	36%	210%	—	—	—	—
Q2	2004	152,640	27%	178%	—	—	—	—
Q3	2004	182,737	20%	133%	—	—	—	—
Q4	2004	193,883	6%	119%	8,316	—	—	—

FY	2004	649,814	149%	149%
Q1	2005	222,341	15%	84%	15,850	—	—	—
Q2	2005	266,023	20%	74%	17,355	—	—	—
Q3	2005	298,759	12%	63%	18,905	—	—	—
Q4	2005	328,815	10%	70%	8,480	29,640	—	—

FY	2005	1,115,938	72%	72%
Q1	2006	364,155	11%	64%	—	32,130	—	—
Q2	2006	417,269	15%	57%	—	32,622	—	—
Q3	2006	463,028	11%	55%	—	32,086	—	—
Q4	2006	448,084	(3%)	36%	—	—	—	—

FY	2006	1,692,536	52%	52%
Q3 YTD	2006	1,244,452	n/a	n/a
Q1	2007	484,477	8%	33%	—	—	27,089	—
Q2	2007	731,418	51%	75%	—	—	51,095	137,611
Q3	2007	787,673	8%	70%	—	—	52,708	143,339

Q3 YTD	2007	2,003,568	61%	61%

Trends in Professional Service Fees. Since inception, our professional service fees have increased in absolute dollars each year, primarily due to the addition of new radiologists to perform an increased workload as our business has grown. We expect that our professional service fees will continue to increase in absolute dollars as we contract with additional radiologists to meet the increasing demand for our services, as we begin to offer additional services, and as a result of scheduled increases in hourly fees under our existing agreements with our affiliated radiologists. We expect our gross margins to improve and professional services expense to decline as a percentage of revenue compared to current levels as we integrate our recent acquisitions and as our physicians’ productivity improves.

Trends in Medical Liability Expense. Our medical liability expense has also increased in absolute dollars each year since inception, primarily due to increases in our medical liability premiums as our business has grown and our reporting of IBNR. We expect our medical liability premiums and our IBNR expense to continue to increase in absolute dollars in future periods as our business continues to grow. In addition, if we have claims in future periods for which we deem a liability to be probable, our medical liability expense may increase.

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

Trends in Sales, General and Administrative Expense. Our sales, general and administrative expense has increased in absolute dollars each year since inception primarily as a result of increased payroll expenses in connection with the addition of key management personnel and general headcount necessary to support future growth. Our employee headcount increased from 208 at September 30, 2006 to 444 at September 30, 2007. We expect that these payroll expenses will continue to rise as we increase headcount at all levels of our business as we continue to grow. In addition to rising payroll expense, we expect that our general and administrative expenses will increase in absolute dollars due to increases in telecommunications and information technology costs, licensing and privileging costs and increased accounting, legal and consulting costs associated with Sarbanes-Oxley compliance. Also, we expect that our general and administrative expense will increase in absolute dollars with the additions of our offices in San Francisco, California, Austin, Texas, Dallas, Texas, St. Paul, Minnesota and Ann Arbor, Michigan, and the anticipated expansion of our Coeur d’Alene office in 2008. Accordingly, we expect sales, general and administrative expense to increase in absolute dollars in future periods.

Trends in Non-Physician Stock-Based Compensation Expense. The amount of non-physician stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding options. As we continue to grant options and restricted stock units to our employees and directors, we expect our non-physician stock-based compensation expense to continue to increase in future periods.

Trends in Interest Expense. On April 5, 2007, we entered into a Credit Agreement relating to a term loan in an amount of $53.0 million to acquire The Radlinx Group, Ltd. On July 10, 2007, we entered into an Amended and Restated Credit Agreement and increased our borrowings to $100.0 million to assist in funding the MPS and ERS acquisitions and associated fees. During the quarter ended September 30, 2007, we entered into two interest rate swap contracts to cover the full $100.0 million in borrowing and to provide a hedge for us against changes in the interest payments during the next three years associated with this variable-rate long-term debt. While these swaps are in place, our effective rate should be approximately 7.4%. We expect our interest expense to remain consistent in future periods unless we change out debt position.

Trends in Interest Income. In February 2006, we completed an initial public offering of our common stock from which we received net proceeds of $84.2 million after deducting underwriter discounts and commissions and approximately $2.1 million in offering costs. Of this amount, we invested approximately $63.0 million in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities. We utilized a portion of these securities in our acquisitions of TDS, Radlinx, MPS and ERS in the first nine months of 2007. We expect this amount to change based on our future needs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service revenue	100%	100%	100%	100%
Operating costs and expenses:
Professional services (1)	42	38	43	39
Sales, general and administrative (2)	35	27	34	28
Depreciation and amortization	6	2	5	2

Total operating costs and expenses	83	67	82	69

Operating income	17	33	18	31
Other income (expense):
Interest expense	(5)	—	(3)	(1)
Interest income	2	3	2	3
Other, net	—	—	—	—
Change in fair value of redeemable preferred stock conversion feature	—	—	—	(65)

Total other income (expense)	(3)	3	(1)	(63)

Income (loss) before income taxes	14	36	17	(32)
Income tax expense	5	14	7	13

Net income (loss)	9	22	10	(45)
Redeemable preferred stock accretion	—	—	—	—

Net income (loss) applicable to common stockholders	9%	22%	10%	(45)%

(1)	Includes non-cash stock-based compensation expense of $1.5 million, $1.1 million, $3.6 million and $3.3 million for the three and nine months ended September 30, 2007 and 2006, respectively.

(2)	Includes non-cash stock-based compensation expense of $3.2 million, $0.3 million, $5.8 million and $0.7 million for the three and nine months ended September 30, 2007 and 2006, respectively.

Comparison of the Three Months Ended September 30, 2007 and September 30, 2006

Service Revenue

	Three Months Ended September 30,		Change
	2007	2006	In Dollars	Percentage
Service revenue	$45,151,201	$25,158,889	$19,992,312	79%

The increase in service revenue from the three months ended September 30, 2006 to the three months ended September 30, 2007 resulted primarily from a 24% or $5.9 million increase in organic revenue and $14.1 million from acquisitions. The organic growth is driven by a 28% increase in read volumes due to an increase in utilization by our customers of our hours of service, an increase in the number of our radiology group customers and their affiliated hospitals, new services and the growth in the use of diagnostic imaging technologies and procedures in the healthcare industry. The number of radiology group and hospital customers to which we provided service increased from 549 as of September 30, 2006 to 753 as of September 30, 2007, a 37% increase, and the number of hospital sites to which we provided service increased from 975 as of September 30, 2006 to 1,469 as of September 30, 2007, a 51% increase. The organic increase in the number of our customers and hospitals served resulted primarily from increased usage of our services, including new services, with additional increases from increased market acceptance of professional radiology services as a solution, an increase in the recognition by the marketplace of the quality of our service offerings, the success by our sales professionals in generating new customers, and an improvement in our ability to meet the increased demand for our services, primarily through the addition of affiliated radiologists, the expansion of our hours of service and acquisitions.

Operating Costs and Expenses

Professional Services

	Three Months Ended September 30,		Change
	2007	2006	In Dollars	Percentage
Professional services (1)	$19,069,295	$9,552,785	$9,516,510	100%
Percentage of service revenue	42%	38%

(1)	Includes non-cash stock-based compensation expense of $1.5 million for the three months ended September 30, 2007 and $1.1 million for the three months ended September 30, 2006.

The increase in professional services expense for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 resulted primarily from an increase in the number of our affiliated radiologists providing service and an increase in our 2007 medical liability expense due to our IBNR reserve. From September 30, 2006 to September 30, 2007, we increased the number of our affiliated radiologists from 57 to 116. This increase was driven primarily by the addition of radiologists in connection with our acquisitions of TDS and Radlinx as well as the increased demand for our services and our ability to effectively recruit additional radiologists to meet such demand. The following expenses comprise our professional services expense:

•

Professional Service Fees. Our professional service fees increased from approximately $8.2 million for the three months ended September 30, 2006 to approximately $16.6 million for the same period in 2007, a 103% increase. The increase in total expense was largely due to the increased volume of radiological interpretations performed by our affiliated radiologists due to our continued growth. As a percentage of sales, professional service fees increased from 32% for the three months ended September 30, 2006 to 37% for the three months ended September 30, 2007. This increase is driven by the acquisitions of TDS and Radlinx and the absorption of their professional service fee structures. We expect that our gross margins will improve and our professional services expense to decline as a percentage of revenue as the integrations progress and our new affiliated radiologists’ productivity improves.

•

Physician Stock-Based Compensation Expense. Non-cash physician stock-based compensation expense for the three months ended September 30, 2007 increased 41% or approximately $0.5 million. The increase for the three months ended September 30, 2007 is related to the increased number of affiliated radiologists and hours worked based on increasing volumes. The increase is also impacted by the stock price over the three month period. As a percentage of service revenue, physician stock-based compensation expense decreased from 4% for the three months ended September 30, 2006 to 3% for the same period in 2007.

•

Medical Liability Expense. Our medical liability expense increased from approximately $0.3 million for the three months ended September 30, 2006 to approximately $1.0 million for the three months ended September 30, 2007. The expense recorded in 2006 was solely related to medical liability premiums. The 2007 expense represents approximately $0.5 million of medical liability premiums and the remaining $0.5 million was attributable to the increase in our estimated IBNR reserve for exposure related to potential medical liability claims that have not yet been reported. We accrue IBNR amounts using actuarial calculations, models and assumptions based on historical loss experience and industry indices. The increased IBNR costs were partially driven by the acquisitions of TDS and Radlinx. The addition of the IBNR reserve increased the expense from 1% of service revenue for the three months ended September 30, 2006 to 2% for the three months ended September 30, 2007.

Sales, General and Administrative

	Three Months Ended September 30,		Change
	2007	2006	In Dollars	Percentage
Sales, general and administrative (1)	$15,753,703	$6,871,138	$8,882,565	129%
Percentage of service revenue	35%	27%

(1)	Includes non-cash stock-based compensation expense of $3.2 million for the three months ended September 30, 2007 and $0.3 million for the three months ended September 30, 2006.

The increase in our sales, general and administrative expense from the three months ended September 30, 2006 to the three months ended September 30, 2007 resulted primarily from increases in payroll expense due to additional hiring and increased costs associated with our growing operations and increased non-physician stock-based compensation. As a percentage of service revenue, sales, general and administrative expense increased from 27% for the three months ended September 30, 2006 to 35% for the three months ended September 30, 2007. Higher absolute spending was driven primarily by investments in new service offerings and infrastructure, as well as the expansion of our management team along with temporary duplicative costs related to the recent acquisitions that have not yet been fully eliminated.

The following expenses comprise our sales, general and administrative expense:

•

Payroll and Related Expense. Our sales, general and administrative headcount increased from 208 at September 30, 2006 to 444 at September 30, 2007, a 121% increase, and resulted in an increase in non-stock-based payroll expense from $4.1 million for the three months ended September 30, 2006 to $8.3 million for the three months ended September 30, 2007, a 103% increase. This increase in payroll expense primarily resulted from acquisitions, additions due to new business offerings, and personnel additions in our senior management, quality control, and information technology departments.

•

Information Technology and Telecommunications Expense. Our non-payroll information technology and telecommunications expense increased from approximately $0.5 million for the three months ended September 30, 2006 to approximately $1.0 million for the three months ended September 30, 2007, an 83% increase. The increase in expense is due to our acquisitions and organic growth as we have expanded our operations to include centralized facilities in locations in the United States to support our service offerings.

•

Facilities Expense. Our facilities and office-based expense increased from approximately $0.5 million for the three months ended September 30, 2006 to $1.0 million for the three months ended September 30, 2007, a 93% increase. The increase in facilities and office-based expense was driven primarily by increased facilities and occupancy expenses associated with the acquisitions as well as our facilities in Sydney, Australia, Zurich, Switzerland, Milwaukee, Wisconsin, Coeur d’Alene, Idaho, Austin and Dallas, Texas, San Francisco and Arcadia, California, and St. Paul, Minnesota.

•

Other General and Administrative Expense. Our other general and administrative expense consists primarily of professional accounting, legal and consulting services, general liability insurance and employee-related expenses such as recruiting and travel. As a percentage of service revenue, other general and administrative expense remained constant at 4%. Other general and administrative expense increased from approximately $1.0 million for the third quarter of 2006 to approximately $1.7 million for the third quarter of 2007, a 59% increase. The increase in other general and administrative expense was driven primarily by higher accounting, consulting and legal costs, as well as higher travel costs associated with business development and marketing. We anticipate higher expenses in the current year due to costs related to our Sarbanes-Oxley compliance work.

•

Non-Physician Stock-Based Compensation Expense. Our non-physician stock-based compensation expense increased from approximately $0.3 million for the three months ended September 30, 2006 to approximately $3.2 million for the three months ended September 30, 2007 primarily due to additional equity grants made during this period.

Depreciation and Amortization

	Three Months Ended September 30,		Change
	2007	2006	In Dollars	Percentage
Depreciation and amortization	$2,608,472	$527,192	$2,081,280	395%
Percentage of service revenue	6%	2%

Depreciation and amortization for the three months ended September 30, 2007 increased 395% or $2.1 million from the same period in 2006. The non-cash expense increased primarily as a result of additional amortization expense relating to the TDS, Radlinx, MPS and ERS acquisitions. As part of the acquisitions, we have increased our intangible asset balances from approximately $3.0 million at September 30, 2006 to approximately $88.9 million at September 30, 2007. These assets are amortized over their estimated useful lives, ranging from 1-20 years.

Other Income (Expense)

Interest Expense

	Three Months Ended September 30,		Change
	2007	2006	In Dollars	Percentage
Interest expense	$(2,388,529)	$(599)	$(2,387,930)	—%
Percentage of service revenue	(5)%	—%

Our interest expense for the three months ended September 30, 2007 consists of the interest payable under our Credit Facility. On April 5, 2007 we borrowed $53.0 million in connection with the Radlinx acquisition and an additional $47.0 million on July 10, 2007 in connection with the MPS and ERS acquisitions. Also included in interest expense for the three months ended September 30, 2007 is $0.2 million of amortized deferred loan fees.

Interest Income

	Three Months Ended September 30,		Change
	2007	2006	In Dollars	Percentage
Interest Income	$745,719	$875,392	$(129,673)	(15)%
Percentage of service revenue	2%	3%

Interest income for the three months ended September 30, 2007 and 2006 consists primarily of interest income on cash balances and investments of the cash we received in connection with our initial public offering and from operations. We invested in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities. The reduction in the marketable securities balance is partially offset by better returns in 2007.

Income Tax Expense

	Three Months Ended September 30,		Change
	2007	2006	In Dollars	Percentage
Income tax expense	$2,261,818	$3,480,615	$(1,218,797)	(35)%
Percentage of service revenue	5%	14%

We recorded an income tax expense of approximately $2.3 million for the three months ended September 30, 2007 and approximately $3.5 million for the three months ended September 30, 2006. The decrease in our income tax expense was due primarily to the decrease in income before taxes. The decrease in effective rate is primarily due to an increase in tax exempt interest as compared to prior period

Comparison of the Nine Months Ended September 30, 2007 and September 30, 2006

Service Revenue

	Nine Months Ended September 30,		Change
	2007	2006	In Dollars	Percentage
Service revenue	$108,955,957	$68,074,661	$40,881,296	60%

The increase in service revenue from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 resulted primarily from a 25% or $16.8 million increase in organic revenue and $24.1 million from acquisitions. The organic growth is driven by a 28% increase in read volumes due to an increase in utilization by our customers of our hours of service, and increase in the number of our radiology group customers and their affiliated hospitals, new services and the growth in the use of diagnostic imaging technologies and procedures in the healthcare industry. The TDS, Radlinx, MPS and ERS acquisitions created the additional increases.

Operating Costs and Expenses

Professional Services

	Nine Months Ended September 30,		Change
	2007	2006	In Dollars	Percentage
Professional services (1)	$46,844,263	$26,500,833	$20,343,430	77%
Percentage of service revenue	43%	39%

(1)	Includes non-cash stock-based compensation expense of $3.6 million for the nine months ended September 30, 2007 and $3.3 million for the nine months ended September 30, 2006.

The increase in professional services expense for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted primarily from an increase in the number of our affiliated radiologists providing service and an increase in our 2007 medical liability expense due to our IBNR reserve. From September 30, 2006 to September 30, 2007, we increased the number of our affiliated radiologists from 57 to 116. This increase was driven primarily by the addition of radiologists in connection with our acquisition of TDS and Radlinx as well as the increased demand for our services and our ability to effectively recruit additional radiologists to meet such demand. The following expenses comprise our professional services expense:

•

Professional Service Fees. Our professional service fees increased from approximately $22.2 million for the nine months ended September 30, 2006 to approximately $40.4 million for the same period in 2007, an 82% increase. The increase in total expense was largely due to the increased volume of radiological interpretations performed by our affiliated radiologists due to our continued growth. As a percentage of sales, professional service fees increased from 33% for the nine months ended September 30, 2006 to 37% for the nine months ended September 30, 2007. This increase is driven by the acquisitions of TDS and Radlinx and the absorption of their professional service fee structures. We expect the gross margins to improve and professional services expense to decline as a percentage of revenue as the integrations progress and our new affiliated radiologists’ productivity improves.

•

Physician Stock-Based Compensation Expense. The increase for the nine months ended September 30, 2007 is related to the increased number of affiliated radiologists and hours worked based on increasing volumes. The increase is also impacted by the stock price over the nine month period. As a percentage of service revenue, physician stock-based compensation expense decreased from 5% for the nine months ended September 30, 2006 to 3% for the same period in 2007.

•

Medical Liability Expense. Our medical liability expense increased from approximately $0.9 million for the nine months ended September 30, 2006 to approximately $2.9 million for the nine months ended September 30, 2007. The expense recorded in 2006 was solely related to medical liability premiums. The 2007 expense represents approximately $1.4 million of medical liability premiums and the remaining $1.5 million was attributable to the increase in our estimated IBNR reserve for exposure related to potential medical liability claims that have not yet been reported. We accrue IBNR amounts using actuarial calculations, models and assumptions based on historical loss experience and industry indices. The increased IBNR costs were partially driven by the acquisitions of TDS and Radlinx. The addition of the IBNR reserve increased the expense from 1% of service revenue for the nine months ended September 30, 2006 to 3% for the nine months ended September 30, 2007.

Sales, General and Administrative

	Nine Months Ended September 30,		Change
	2007	2006	In Dollars	Percentage
Sales, general and administrative (1)	$36,860,609	$19,224,442	$17,636,167	92%
Percentage of service revenue	34%	28%

(1)	Includes non-cash stock-based compensation expense of $5.8 million for the nine months ended September 30, 2007 and $0.7 million for the nine months ended September 30, 2006.

The increase in our sales, general and administrative expense from the nine months ended September 30, 2006 compared to the nine months ended September 30, 2007 resulted primarily from increases in payroll expense due to additional hiring and increased costs associated with our growing operations and increased non-physician stock-based compensation. As a percentage of service revenue, sales, general and administrative expense increased from 28% for the nine months ended September 30, 2006 to 34% for the nine months ended September 30, 2007. Higher absolute spending was driven primarily by investments in new service offerings and infrastructure, as well as the expansion of our management team along with temporary duplicative costs related to the recent acquisitions that have not yet been eliminated.

The following expenses comprise our sales, general and administrative expense:

•

Payroll and Related Expense. Our sales, general and administrative headcount increased from 208 at September 30, 2006 to 444 at September 30, 2007, a 121% increase, and resulted in an increase in non-stock-based payroll expense from $11.9 million for the first nine months of 2006 to $20.3 million for the first nine months of 2007, a 71% increase. This increase in payroll expense resulted from acquisitions, additions due to new business offerings, and personnel additions in our quality control and information technology departments.

•

Information Technology and Telecommunications Expense. Our non-payroll information technology and telecommunications expense increased from approximately $1.5 million for the nine months ended September 30, 2006 to approximately $2.2 million for the nine months ended September 30, 2007, a 50% increase. The increase in expense is due to our acquisitions and organic growth as we have expanded our operations to include centralized facilities in locations in the United States to support our service offerings.

•

Facilities Expense. Our facilities and office-based expense increased from approximately $1.5 million for the first nine months of 2006 to $2.3 million for the first nine months of 2007, a 57% increase. The increase in facilities and office-based expense was driven primarily by increased facilities and occupancy expenses associated with the acquisitions as well as our facilities in Sydney, Australia, Zurich, Switzerland, Milwaukee, Wisconsin, Coeur d’Alene, Idaho, Austin and Dallas, Texas, San Francisco and Arcadia, California, and St. Paul, Minnesota.

•

Other General and Administrative Expense. Our other general and administrative expense consists primarily of professional accounting, legal and consulting services, general liability insurance and employee-related expenses such as recruiting, travel and entertainment. As a percentage of service revenue, other general and administrative expense remained consistent at 4%. Other general and administrative expense increased from approximately $2.6 million for the first nine months of 2006 to approximately $4.3 million for the first nine months of 2007, a 67% increase. The increase in other general and administrative expense was driven primarily by higher accounting, consulting and legal costs, as well as higher travel costs associated with business development and marketing. We anticipate higher expenses in the current year due to costs we will likely continue to incur related to our Sarbanes-Oxley compliance work.

•

Non-Physician Stock-Based Compensation Expense. Our non-physician stock-based compensation expense increased from approximately $0.7 million for the first nine months of 2006 to approximately $5.8 million for the first nine months of 2007 primarily due additional equity grants made during this period.

Depreciation and Amortization

	Nine Months Ended September 30,		Change
	2007	2006	In Dollars	Percentage
Depreciation and amortization	$5,250,807	$1,580,439	$3,670,368	232%
Percentage of service revenue	5%	2%

Depreciation and amortization for the nine months ended September 30, 2007 increased 232% or $3.7 million dollars from the same period in 2006. The non-cash expense increased primarily as a result of additional amortization expense relating to the TDS, Radlinx, MPS and ERS acquisitions. As part of the acquisitions, we have increased our intangible asset balances from approximately $3.0 million at September 30, 2006 to approximately $88.9 million at September 30, 2007. These assets are amortized over their estimated useful lives, ranging from 1-20 years.

Other Income (Expense)

Interest Expense

	Nine Months Ended September 30,		Change
	2007	2006	In Dollars	Percentage
Interest expense	$(3,664,742)	$(560,270)	$3,104,472	554%
Percentage of service revenue	(3)%	(1)%

Our interest expense for the nine months ended September 30, 2006 consisted primarily of interest payable under our credit facility with Comerica Bank. Additionally, in the first quarter of 2006 we incurred an expense of approximately $326,000 related to unamortized deferred loan fees as a result of terminating our credit facilities with Comerica Bank. Upon the initial public offering in first quarter of 2006, we repaid the balance of the term loan with Comerica Bank and terminated the loan facility. Our interest expense for the nine months ended September 30, 2007 consists of the interest expense incurred on term loans under our current Credit Facility. On April 5, 2007 we borrowed $53.0 million in connection with the Radlinx acquisition and an additional $47.0 million on July 10, 2007 in connection with the MPS and ERS acquisitions. Also included in interest expense for the three months ended September 30, 2007 is $0.2 million of amortized deferred loan fees.

Interest Income

	Nine Months Ended September 30,		Change
	2007	2006	In Dollars	Percentage
Interest Income	$2,468,149	$2,026,676	$441,473	22%
Percentage of service revenue	2%	3%

Interest income for the nine months ended September 30, 2006 consisted primarily of interest income on cash balances and investments of the cash we received in connection with our initial public offering. We received cash proceeds of $86.3 million, of which approximately $30.1 million was used to repay all outstanding indebtedness to Comerica Bank. We invested the remaining balance in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities. The increase in the nine months ended September 30, 2007 is primarily due to a full nine months of interest and better market returns, partially offset by the use of cash for acquisitions.

Change in Fair Value of Redeemable Preferred Stock Conversion Feature

	Nine Months Ended September 30,		Change
	2007	2006	In Dollars	Percentage
Change in fair value of redeemable preferred stock conversion feature	$—	$44,183,770	$(44,183,770)	(100)%
Percentage of service revenue	—%	65%

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

Income Tax Expense

	Nine Months Ended September 30,		Change
	2007	2006	In Dollars	Percentage
Income tax expense	$7,110,594	$8,595,532	$(1,484,938)	(17)%
Percentage of service revenue	7%	13%

We recorded an income tax expense of approximately $7.1 million for the first nine months of 2007 and approximately $8.6 million for the first nine months of 2006. The increase in the effective rate over the prior period is primarily due to the non-deductible increase in the fair market value of the redeemable preferred stock conversion feature which terminated in connection with our initial public offering. The decrease in our income tax expense was also driven by the decrease in income before taxes after adjusting for the impact of the change in fair value of the redeemable preferred stock conversion.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

Our financial position includes cash, cash equivalents and marketable securities of $58.2 million at September 30, 2007 and $84.3 million at December 31, 2006.

Capital resources	September 30, 2007	December 31, 2006
Cash and cash equivalents	$29,712,634	$46,500,818
Marketable Securities	28,459,865	37,810,963

Total	$58,172,499	$84,311,781

Cash Flows

	Nine Months Ended
Cash flow activities (in millions)	September 30, 2007	September 30, 2006
Net cash provided (used) by:
Operating activities	$17.5	$14.6
Investing activities	(119.3)	(30.9)
Financing activities	85.0	54.4

Increase in cash and cash equivalents	$(16.8)	$38.1

The discussion below highlights significant aspects of our cash flows.

Operating Activities

Net cash from operations was approximately $17.5 million in the nine months ended September 30, 2007 and approximately $14.6 million for the nine months ended September 30, 2006, a 20% increase.

For the nine months ended September 30, 2007, we generated net cash from operations of approximately $17.5 million from net income of approximately $11.6 million. Significant non-cash charges included in net income that did not impact our net cash from operations during this period include depreciation and amortization of approximately $5.3 million and stock compensation expense of approximately $9.4 million.

For the nine months ended September 30, 2006, we generated net cash from operations of approximately $14.6 million from a net loss of approximately $30.6 million. Significant non-cash charges included in the net loss that did not impact our net cash from operations during this period include depreciation and amortization of $1.6 million, stock compensation expense of approximately $4.0 million and $44.2 million from the change in fair value of our redeemable preferred stock conversion feature.

The changes in our operating assets and liabilities, net of acquired assets, and the associated impacts on our net cash from operations during the nine months ended September 30, 2007 as compared to the changes during the nine months ended September 30, 2006 are primarily due to the following factors:

•

Accounts Receivable. Accounts receivable increased by approximately $7.6 million during the nine months ended September 30, 2007, excluding acquired accounts receivable. This growth is primarily driven by the increased demand for our services and accounts receivable billed by our acquisitions. Days Sales Outstanding (“DSO”) has also increased from 45 days at September 30, 2006 to 46 at September 30, 2007 due mostly to acquisition integration and the need to develop relationships with the acquired customers and longer terms in acquired entities. Monthly billings have also increased by approximately 54% in the first nine months of 2007 compared to the same period in 2006.

•

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased by $3.3 million during the nine months ended September 30, 2007. This increase was primarily due to the expansion of our operations and acquisitions. The most significant area of growth during the first nine months of 2007 is $2.5 million for professional service fees due to timing and the increase in the number of affiliated radiologists.

•

Accrued Payroll and Related Benefits. Accrued payroll and related benefits expenses increased $1.3 million during the nine months ended September 30, 2007. The increase was driven by increased bonus and vacation accruals related to the increased number of employees.

Net Cash Used in Investing Activities

Net cash used in investing activities was $119.3 million for the nine months ended September 30, 2007 compared to $30.9 million for the nine months ended September 30, 2006. Net cash used by investing activities was primarily attributable to the use of approximately $21.8 million for the acquisition of TDS, approximately $41.0 million for the acquisition of Radlinx and approximately $62.9 million for the acquisitions of MPS and ERS.

Investments in marketable securities with maturities greater than ninety days are classified as investing activities on the Consolidated Statement of Cash Flows. Investment activity during the nine months ended September 30, 2007 included the purchase of $26.5 million in marketable securities, offset by cash receipts of $36.1 million as a result of certain investments reaching maturity during the period. We also invested approximately $3.5 million in property and equipment during this nine month period. The majority of these capital expenditures were associated with computer equipment and the continued investment in our information technology infrastructure.

In 2006, the increase in net cash used in investing activities resulted primarily from the purchase of $54.8 million in marketable securities from part of the net cash proceeds received from our initial public offering. We also received $26.0 million for maturities of investments during the nine month period ended September 30, 2006. We also invested approximately $2.1 million in property and equipment during the nine-months ended September 30, 2006.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $85.0 million for the nine months ended September 30, 2007. On April 5, 2007, we entered into a term loan in the amount of $53.0 million to acquire Radlinx. Immediately following the acquisition of Radlinx, we paid in full $12.6 million in assumed debt. In July 2007, we amended the credit facility and increased the loan to $100.0 million as part of the financing for the MPS and ERS acquisitions. We also incurred approximately $4.5 million in deferred financing costs. The remaining financing activities represent the cash proceeds to us from the exercise of stock options.

Net cash provided by financing activities was $54.4 million for the nine months ended September 30, 2006. During that period, we completed our initial public offering from which we received net proceeds of $84.9 million after deducting discounts and commissions paid to our underwriters. On January 2, 2006, we paid a regularly scheduled debt payment to Comerica Bank in the amount of approximately $1.1 million. On February 8, 2006, we borrowed an additional $7.0 million under our term loan facility and distributed the full amount as a special dividend to the holders of our common stock and our then-outstanding redeemable convertible preferred stock. On February 14, 2006, we repaid in full the outstanding principal with Comerica Bank in the amount of $29.9 million with proceeds from our initial public offering. After repaying this outstanding debt, we terminated our term and revolving loan facilities with Comerica Bank.

Liquidity, Sources and Uses of Capital

We expect our long-term liquidity needs to consist primarily of working capital, capital expenditure requirements and future acquisitions. We intend to fund these liquidity needs from cash generated from operations and through credit agreements. We entered in to a credit agreement on April 5, 2007 and amended it July 10, 2007. We borrowed $100.0 million under the Amended Credit Facility. Interest under the credit agreement is based on a floating per annum rate (based upon one, two, three or six-month interest periods) based on LIBOR plus a margin of 2.50% (7.70% at September 30, 2007). During the quarter ended September 30, 2007, we entered into two interest rate swap contracts to cover the full $100.0 million in borrowings and to provide a hedge for us against changes in the interest payments in the next three years associated with this variable-rate long-term debt. While these swaps are in place, our effective rate should be approximately 7.4%. The Amended Credit Facility is guaranteed by substantially all of our assets as collateral. As discussed above, we used the proceeds to purchase Radlinx, MPS and ERS. For more information on our financing activities, see Note 6 “Long-Term Debt,” of the Notes to Condensed Consolidated Financial Statements in Item 1. Our outstanding balance on this agreement at September 30, 2007 was $99.8 million. We believe our capital resources will be sufficient to meet our anticipated cash needs, including interest and principal payments on our outstanding debt, for at least the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

Our Sydney and San Francisco offices leases are collateralized by separate letters of credit in the amounts of approximately $0.2 million and $0.1 million, respectively, as of September 30, 2007. Our medical liability insurance policy is also collateralized by a separate letter of credit in the amount of $0.4 million as of September 30, 2007.

Contractual Obligations

The following table presents a summary of our contractual obligations as of September 30, 2007:

	Payments Due Within
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt obligations (a)	$1,000,000	$2,000,000	$2,000,000	$94,750,000	$99,750,000
Operating lease obligations (b)	$2,336,554	$3,440,872	$2,813,241	$3,785,987	$12,376,654

Total contractual obligations	$3,336,554	$5,440,872	$4,813,241	$98,535,987	$112,126,654

(a)	See above information on Credit Agreement.

(b)	In July 2007, we signed an operating lease for office facilities in St. Paul, Minnesota as part of the MPS and ERS acquisitions. The lease expires in 2016 and resulted in an additional total lease commitment of approximately $3.9 million. In May 2007, we signed an operating lease for a new office facility in Dallas, Texas. The lease expires in 2012 and resulted in an additional total lease commitment of approximately $1.1 million. In January 2007, we signed a lease for a new reading facility in San Francisco, California. The lease expires in 2012 and resulted in an additional total lease commitment of approximately $1.3 million.

ACCOUNTING STANDARDS

Recently adopted accounting standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recorded $660,800 of unrecognized tax benefits. Final recognition of those benefits would result in corresponding unrecognized tax obligations of $601,100. Accordingly, the net impact on retained earnings for the cumulative effect of adopting FIN 48 was $59,700. All of the unrecognized tax benefits would affect our effective tax rate if recognized.

There was no change to the amount of unrecognized tax benefits in the quarter ended September 30, 2007, and we do not anticipate a material change to the total amount of unrecognized tax benefits within the next twelve months.

Interest and penalties related to income tax liabilities are included in Other Expense. As a result of the implementation of FIN 48, we recorded a cumulative effect adjustment to retained earnings of $74,900 for accrued interest and penalties on unrecognized tax benefits. During the quarter ended September 30, 2007, we recorded $7,200 of additional interest and penalties on unrecognized tax benefits.

Prior to 2004, we were not subject to significant income tax due to its status as a limited liability company. Our tax returns since 2004 are subject to examination in its significant jurisdictions, consisting of U.S. Federal, Australia, and Idaho.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on its financial statements and footnotes.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value according to accounting principles generally accepted in the United States, and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. The provisions of SFAS 157 are effective as of January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on its financial statements and footnotes.

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $29.7 million at September 30, 2007. These amounts were invested primarily in interest-bearing money market accounts. Additionally, we had marketable securities totaling $28.5 million at September 30, 2007 invested primarily in U.S. government agency securities and municipal securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, any declines in interest rates will reduce future investment income.

As of September 30, 2007, we had $99.8 million in variable rate debt. Because of the two interest rate swap contracts entered in to during the three months ended September 30, 2007, these debt amounts are not subject to interest rate risk during the terms of such contracts. For more information on our hedging activities, see Note 12 “Derivative Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements in Item 1.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to us required to be included in our Exchange Act filings and to ensure that information required to be disclosed by us in the report it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in internal control over financial reporting.

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on effectiveness of controls and procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the fact that judgments in decision–making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

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

The market for professional radiology services and business process services is competitive and rapidly changing, barriers to entry are relatively low, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors offer their services at a lower price, which has resulted and will continue to result in pricing pressure. If we are unable to maintain our current pricing, our operating results could be negatively impacted. In addition, pricing pressures and increased competition could result in reduced revenue, reduced profits or the failure of our services to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

We have historically focused our business on providing emergency radiology services during the hours of 5:00 p.m. to 8:00 a.m. and 24-hours per day on weekends and holidays. In 2006, we expanded our hours of service to 24-hours per day, seven days a week and began offering final reads and sub-specialty services, including cardiac imaging services, to enhance our service offerings to our customers. In addition, our acquisitions of MPS and ERS will permit us to provide a more complete suite of radiology solutions. However, our efforts to provide these final reads and sub-specialty services, or any other services beyond our current services offerings and radiology solutions, may not result in significant revenue growth for us. In addition, efforts to expand our services into these new markets may divert management resources from existing operations and require us to commit significant financial resources to an unproven business. To support these service offerings, we have recently opened two additional centralized reading centers in San Francisco, California and Austin, Texas, similar to our facilities in Sydney, Australia and Zurich, Switzerland. If we are unable to effectively and profitably expand our offerings in these areas, our business, financial condition and results of operations could be adversely affected.

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

Our business entails the risk of medical liability claims against our affiliated radiologists and us. We or our affiliated radiologists are subject to ongoing medical liability claims in the ordinary course of business. We have been subject to medical liability claims for which a settlement was paid by our insurance carrier and we are likely to be subject to future claims which will involve payment or settlement. Although we maintain medical liability insurance for ourselves and our affiliated radiologists with coverage that we believe is appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards which exceed the limits of our insurance coverage. In addition, medical liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services to include final and sub-specialty reads and cardiac imaging services. As a result, adequate medical liability insurance may not be available to our affiliated radiologists or us in the future at acceptable costs or at all.

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

The use and disclosure of certain healthcare information by healthcare providers and their business associates have come under increasing public scrutiny. Federal standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish rules concerning how individually-identifiable health information may be used, disclosed and protected. Historically, state law has governed confidentiality issues and HIPAA preserves these laws to the extent they are more protective of a patient’s privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions. We must operate our business in a manner that complies with all applicable laws, both federal and state and that does not jeopardize the ability of our customers to comply with all applicable laws to which they are subject. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for healthcare providers and their business associates that provide services to patients in multiple states. Because few of these laws and regulations have been interpreted by government regulators or courts, our interpretations and activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forgo relationships with customers in certain states, and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or due to the theft of information by unauthorized computer programmers who penetrate our network security.

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

We rely on broadband connections provided by third party suppliers to route digital images from hospitals in the United States to our facilities in Australia, Switzerland and the United States. Any interruption in the availability of the network connections between the hospitals and our reading facilities would reduce our revenue and profits. Frequent or persistent interruptions in our services could cause permanent harm to our reputation and brand and could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors. Because our customers may use our services for critical healthcare services, any system failures could result in damage to our customers’ businesses and reputation. These customers could seek significant compensation from us for their losses, and our agreements with our customers do not limit the amount of compensation that they may receive. Any claim for compensation, even if unsuccessful, would likely be time consuming and costly for us to resolve.

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

Many patients are covered by some form of private or government health insurance or other third party payment program. Third party payors generally establish fee schedules or other payment authorization methods for various procedures that govern which procedures will be reimbursed by the third party payors and the amount of reimbursement. To the extent that such schedules impact the rates at which third party payors are willing to pay the healthcare providers with whom we contract to provide imaging services, we are indirectly impacted by such fee schedules. However, if we were to negotiate direct payment arrangements with third party payors in the future, we would be directly impacted by such schedules. In addition, there is no guarantee that Medicare, state Medicaid programs, or commercial third party payors will continue to cover professional radiology services services. Any reduction or elimination in coverage for our services could adversely impact our business.

Our business could be materially affected if a U.S. Department of Health & Human Services Office of Inspector General study results in a recommendation that Medicare only pay for reads performed contemporaneously in an emergency room setting.

In its Fiscal Year 2008 Work Plan, the U.S. Department of Health & Human Services Office of Inspector General, or HHS-OIG, indicated that it would conduct a study and issue a report assessing the appropriateness of Medicare billings for diagnostic tests performed in hospital emergency rooms. Part of the assessment will include a determination as to whether the tests were read contemporaneously with the patient’s treatment. It is possible that, in the final report, the HHS-OIG could recommend to CMS that it change its reimbursement rules to clearly indicate that CMS will only pay for reads performed contemporaneously with a patient’s treatment by a physician located within the United States. If CMS were to adopt this recommendation, final reads would no longer be eligible for reimbursement if performed by a physician other than the one who performed the preliminary read. In turn, if our customers were no longer able to be reimbursed for certain final reads, our customers may seek alternative arrangements for the performance of their preliminary reads, which could adversely impact our business.

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

The information technology industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As an example, we are aware that on July 31, 2007, Merge eMed, Inc., or Merge, filed a complaint against another teleradiology provider, Virtual Radiologic Corporation, or VRC, alleging that VRC has infringed on certain of Merge’s patents relating to teleradiology. In connection with that litigation, VRC has filed a Request for Reexamination with the U.S. Patent and Trademark Office, or US PTO, which asks the US PTO to reexamine the validity of the patents at issue. While we are not currently a party to any litigation, if Merge or another third party asserts that our technology violates that third-party’s proprietary rights, or if a court holds that our technology violates such rights, we may be required to re-engineer our technology, obtain licenses from third parties to continue using our technology without substantial re-engineering or remove the infringing functionality or feature. In addition, we may incur substantial costs defending any such claim. We may also become subject to damage awards, which could cause us to incur additional losses and harm our financial position.

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

In addition, half of our affiliated radiologists live in Australia and Switzerland, but receive compensation from us in U.S. dollars. Any relative weakness in the U.S. dollar compared to the Australian dollar or Swiss franc may increase the cost of living for our affiliated radiologists and make it less attractive for our affiliated radiologists to sign or renew their service contracts with us.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time,

•	provide that directors may only be removed “for cause,”

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt,

•	eliminate the ability of our stockholders to call special meetings of stockholders,

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders,

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws, and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

Item 2.	Unregistered Sales of Equity Securities

In connection with our acquisition of Midwest Physician Services, LLC and Emergency Radiology Services, LLC, we issued a warrant to St. Paul Radiology, P.A. dated July 16, 2007 that entitles St. Paul Radiology, P.A. to purchase 300,000 shares of our common stock at any time after July 16, 2010 and before July 16, 2017 at a price equal to the market price of a share of our common stock at closing on July 16, 2007 ($18.75). The issuance of the warrant to St. Paul Radiology, P.A. was made in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended. The warrant contains a provision that restricts the sale or transfer of the warrant.

ITEM 6.	Exhibits

Exhibit Number	Description

10.37(1)	Membership Interest Purchase Agreement dated July 16, 2007 between the Company, SPR Holdings II, LLC, Midwest Physicians Services, LLC and Emergency Radiology Services, LLC

10.38(2)	Amended and Restated Credit Agreement dated July 10, 2007 between the Company, Morgan Stanley Service Funding, Inc. and the Lenders thereto

10.39(2)	Amended and Restated Guaranty and Collateral Agreement dated July 10, 2007 between the Company and Morgan Stanley & Co. Incorporated, as Collateral Agent

10.40(2)*	Administrative Support Services Agreement dated July 16, 2007 between Midwest Physician Services, LLC (a wholly-owned subsidiary of the Company) and St. Paul Radiology P.A.

10.41(2)*	Administrative Support Services Agreement dated July 16, 2007 between Midwest Physician Services, LLC (a wholly-owned subsidiary of the Company) and Midwest Radiology, LLC.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on July 17, 2007.

(2)	Incorporated by reference to Form 10-Q (No. 000-51786) filed by the registrant on August 1, 2007.

*	Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

Date: November 5, 2007	By:	/s/ GLENN R. COLE
Glenn R. Cole Senior Vice President and Chief Financial Officer