Form 10-K
period 2007-12-31
NightHawk Radiology Holdings Inc
filed 2008-02-19
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-51786

NightHawk Radiology Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0722777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 Northwest Boulevard, #202, Coeur d’Alene, Idaho	83814
(Address of principal executive offices)	(Zip code)

(208) 676-8321

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ GLOBAL SELECT MARKET

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the Registrant was $216 million. Shares of voting stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 1, 2008, 30,312,322 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.	The Registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about April 22, 2008 to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2007, portions of which are incorporated by reference into Part III of this Form 10-K.

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

Overview

NightHawk Radiology Holdings, Inc. (“NightHawk”), headquartered in Coeur d’Alene, Idaho, is leading the transformation of the practice of radiology by providing high-quality, cost-effective solutions to radiology groups and hospitals throughout the United States. NightHawk provides the most complete suite of solutions, including professional services, business services, and its advanced, proprietary clinical workflow technology, all designed to increase efficiencies and improve the quality of patient care and the lives of physicians who provide it. NightHawk’s team of U.S. board-certified, state-licensed and hospital-privileged physicians located in the United States and around the world provides services 24 hours a day, seven days a week, for more than 750 customers and the 26% of all U.S. hospitals they serve.

Our team of American Board of Radiology-certified, U.S. state-licensed and hospital-privileged radiologists uses our proprietary workflow technology to provide professional services (“interpretations” or “reads”) from locations around the world to our customers in the United States. The reads that we provide consist primarily of off-hours preliminary reads, but increasingly include final and sub-specialty interpretations and cardiac computed tomography (or “CT”) reads. In addition to these professional services, we also provide our customers with cardiac 3D reconstructions, clinical workflow technology, and business services, all designed to enhance the care they provide to patients and improve the efficiency of their practices.

In 2007, we expanded our solution suite and increased our operating leverage and scale through a series of acquisitions and investments.

•

In February, we acquired Teleradiology Diagnostic Services, Inc., a leading provider of off-hours teleradiology services on the West Coast, providing services to hospitals throughout California, the largest market in the United States,

•	In April, we acquired The Radlinx Group, Ltd., the third largest provider of teleradiology services in the country with affiliated radiologists located throughout the United States,

•

In July, we acquired Midwest Physician Services, LLC, which provides a complete suite of business process services including revenue cycle management, administrative, information technology and other services critical to the operation of a radiology group,

•	We opened new reading facilities in San Francisco, California and Austin, Texas,

•	We dramatically increased the number of affiliated radiologists we have reading in the United States to more than one-half of our total affiliated radiologists, and

•

We expanded our product lines from one core service offering in 2006—the preliminary reads—to five by the end of 2007, including final and sub-specialty reads, 3D reconstructions and coronary CT angiographies (“CCTA”) services, clinical workflow technology, and business services.

We believe we have the most efficient and productive radiologists in the world. We are committed to enhancing the productivity of our affiliated radiologists by continuing to invest in developing our technology solutions and our internal information systems to support growing customer needs and our own growing business.

The U.S. healthcare market is experiencing a substantial increase in the development and use of diagnostic imaging technologies and procedures. This increase is driven by an aging population, advances in diagnostic imaging technologies, the growing availability and accessibility of imaging equipment in hospitals and clinics and more frequent physician referrals for diagnostic imaging procedures. According to Frost & Sullivan, digital diagnostic image procedure volume is expected to continue to grow 15% annually to over 500 million procedures per year by 2009. Additionally, advances in digital technology now allow for the transmission of radiological images in a high quality, standardized, cost-effective and encrypted format, which permits radiologists to provide their professional services from locations other than where the imaging services are performed.

While the volume of diagnostic imaging procedures is expected to grow 15% annually, the number of practicing radiologists is expected to increase by less than 2% annually, according to the American Journal of Roentgenology. Compounding this slow growth is the existing shortage of radiologists. The existing shortage and continued slow growth in radiologists are due, in part, to the retirement of existing radiologists and the limited number of positions in accredited radiology residency programs. The challenges associated with this shortage and the growing volume of imaging procedures are further compounded by the fact that radiology groups are required to provide their hospital customers with services 24 hours per day, seven days a week, in order to accommodate the growing number of off-hour procedures. Consequently, radiology practice groups and hospitals are increasingly seeking the assistance of outside providers to assist their own radiology staffs with both day and night coverage.

We help our customers manage these challenges by providing an attractive way to increase their productivity and efficiency and improve their quality of life, without sacrificing the quality of patient care. We assist our customers by providing them with business services designed to streamline the administration of their practices and with access to highly-qualified sub-specialty-trained radiologists to perform reads, day or night. Our professional services include both preliminary reads, which are performed for emergent care purposes, and final and sub-specialty reads, which are performed for both emergent and non-emergent care purposes. Our ability to provide coverage 24 hours per day supports our customers when their workloads during the day require further assistance and relieves the burden of performing reads overnight, and during holidays, weekends and other difficult-to-staff times. We believe this allows our customers to provide seamless patient care and to better attract and retain radiologists in their practices.

Nighthawk Radiology Services, LLC, which is a wholly-owned subsidiary of NightHawk, was formed in Coeur d’Alene, Idaho in 2001 as an Idaho limited liability company and is currently the entity through which we conduct our principal operations. In March 2004, NightHawk Radiology Holdings, Inc. was formed to facilitate a recapitalization of Nighthawk Radiology Services, LLC.

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

Existing shortage of radiologists and continued slow growth in radiologists.    In the practice of radiology today, there is an existing shortage of radiologists. This shortage is exacerbated by very slow growth in the number of practicing radiologists in the coming years. Industry experts estimate that the number of practicing radiologists will increase by less than 2% annually. The supply of radiologists to provide professional interpretations of images is very low, while the demand for imaging services is increasing significantly. This dynamic provides favorable market conditions for the teleradiology industry.

Our Solution Suite

We believe we are the leading provider of radiology solutions to radiology groups and hospitals across the United States. We believe we offer our customers a broad suite of solutions to meet a wide range of needs, including professional services, clinical workflow technology, and business services. Ninety percent of the professional services we currently provide are preliminary reads from images generated from hospital emergency departments. These reads are used by the treating physician to determine whether any immediate action is required in response to symptoms being presented by a patient. Typically, the preliminary diagnosis is followed the next morning by a more exhaustive final read performed by a local radiologist of our customer. Because third-party payors and patients pay only for the final reads performed by our radiology group customers and not the preliminary reads that we provide, our services related to these preliminary reads do not result in any incremental costs to third-party payors or patients nor are we currently dependent on payments by them for these reads. All of our customers are located in the United States and, as a result, all of our service revenue to date has been generated from customers in the United States.

In response to the needs of our radiology group customers in 2006, we began providing them with the ability to receive final and sub-specialty interpretations in addition to the preliminary reads we have historically provided. The growth in imaging, combined with the existing shortage of radiologists, continues to put increasing demands on radiologists, requiring radiology groups to work longer hours and/or try to recruit additional radiologists. Providing adequate staffing to hospitals, 24 hours per day, seven days a week, is an increasing challenge for radiology groups. Hiring additional radiologists to address all the variables that exist with staffing, together with the management challenges associated with the increasing complexity of imaging modalities, is making our solution suite a valuable and affordable alternative for radiology groups. By offering final and sub-specialty read capabilities we can reduce this burden as well as provide our customers with access to our highly-qualified sub-specialty-trained radiologists which helps improve the quality of care for our customers’ patients.

Also in 2006, we introduced TALON®, our advanced, proprietary workflow technology. TALON is an internally developed technology platform used by our affiliated radiologists that, along with ongoing IT, quality control and support services we provide, streamlines management of many of the administrative burdens associated with the practice of radiology which, in turn, permits radiologists to focus on growing their practice. By implementing this solution, we believe that our customers can realize some of the same benefits of improved efficiency and productivity that we have established in our operations.

In 2007, we began offering cardiac 3D reconstruction and CCTA professional services for our customers. CCTA services will primarily be used to rule out coronary artery disease in those presenting to an emergency room with chest pain. These services are also used for the “triple rule out”—to rule out coronary artery disease, aortic dissection, and pulmonary embolism in a single exam. CCTA is the single exam that could replace all of those exams generally used when patients present with a low risk for coronary disease, e.g. physical exam, chest x-ray, EKG, blood tests, and finally a stress test and/or an invasive diagnostic cardiac catch by a cardiologist, which generally requires a 12-24 hour evaluation. CCTA can thus dramatically reduce the length of stay. CCTA services are used by radiology groups, acute-care hospitals, cardiac hospitals, and smaller hospitals that do not have the technicians or advanced workstations to provide these services. We expect demand for these services to significantly increase once the Centers for Medicare and Medicaid Services finalizes the CPT codes and reimbursement rates that will be used for CCTA reimbursement.

Also in 2007, we began offering business services to our customers. This was made possible through our acquisition of Midwest Physician Services in July of 2007. Our business services include revenue cycle management, facilities and human resources management, transcription, and other services required to effectively operate a radiology practice. These business services are extremely valuable to radiology groups seeking to reduce the administrative burdens of their practices, allowing them to focus on growing their operations and improving their efficiencies, all while enhancing the quality of patient care. We believe the combination of these business services with our professional services and clinical workflow technology provides a powerful competitive advantage by creating a one-stop shop with end-to-end solutions for small to large radiology groups.

As part of the acquisition of Midwest Physician Services, St. Paul Radiology P.A. signed a long-term agreement for business services which will also include the use of our TALON clinical workflow technology. St. Paul Radiology is one of the country’s largest diagnostic imaging and interventional radiology providers, servicing more than 40 hospitals and imaging centers.

Our relationship with St. Paul Radiology and the acquisition of Midwest Physician Services is the first of its kind, again demonstrating the leadership role that NightHawk plays in transforming the practice of radiology. It allows us to expand our service offerings and is consistent with our mission to offer radiology group customers a complete range of solutions to fulfill all of their needs.

Key benefits of our solution suite to our radiology group customers and the hospitals and patients they serve include:

•

Improved efficiency and quality of life for our customers.    By using our professional services, business services, and clinical workflow solutions, we believe that our radiology group customers can improve their efficiency. Additionally, by reducing a radiologist’s off-hours coverage commitments, we believe that our customers can more effectively recruit and retain highly-qualified radiologists in a competitive job market where such commitments often result in lower job satisfaction. The existing shortage of radiologists makes recruiting exceptionally difficult for radiology groups; the use of NightHawk services improves a group’s ability to recruit and retain the radiologists they seek to hire.

•

Enhanced patient care.    Customers use our full suite of services to enhance patient care. By providing our customers with access 24 hours per day, seven days a week to highly-qualified sub-specialty-trained radiologists to perform reads, we believe that our solutions provide our customers an attractive and economical way to improve service levels, increase the effectiveness of their work environment and enhance the quality of patient care. Our services can improve the quality of patient care in underserved or rural communities due to improvements in image routing technology and to the increased availability of broadband connectivity. These communities are often the most challenged in recruiting radiologists to practice in their locales. In addition to using our professional services to meet their commitments to their hospital customers, our radiology group customers also rely on NightHawk for our business services and our clinical workflow technology which enable them to reduce the administrative burden of their practices and improve their efficiency so the radiologists can focus on delivering quality patient care.

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

•

Efficient delivery of services.    We have developed proprietary workflow technology that is designed to distribute radiological images and data to the appropriately licensed and privileged radiologist best able to provide the radiological interpretation, including a determination of applicable sub-specialty training, in the least amount of turnaround time. As a result of this technology, together with the support provided by our administrative professionals, our affiliated radiologists can better focus on the interpretation of radiological images without the burden of dedicating valuable time to administrative matters, resulting in more efficient delivery of our services to our customers and their patients.

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

•

Business services one-stop shop for end-to-end solutions.    By offering a full suite of solutions to meet a wide range of radiology group needs, we make it easy and efficient to contract with us to enhance our customer’s ability to provide quality care, improve their ability to meet their hospital customers’ needs, and increase the efficiency of their practice. A key building block of our end-to-end solution is our business services. Our new NightHawk Business Services represent a significant growth opportunity for us; including cross-selling opportunities to the more than 750 customers we currently serve. We also offer these services beyond our current customer base to other radiology groups across the country. We believe this is a critical differentiating factor for NightHawk, further positioning ours as the industry’s premium and most innovative brand. Anyone who has been in the radiology industry, or following it for any length of time, knows there are two critical issues for radiologists: quality of life and income. NightHawk has always helped radiology group customers address quality of life challenges through teleradiology. Our new business services offerings now enable us to help radiologists better manage their practices. By bundling these services together, we can help radiologists with their most significant challenges and develop customers for the long-term.

Key benefits of our business model include:

•

Premium brand drives market leadership.    Our early entry into the emerging field of off-hours teleradiology services has permitted us to become well-established with our customers and to establish a brand that we believe has become synonymous with teleradiology. As a consequence of the relationships that we have developed with our customers, the current shortage of radiologists, and the burdens associated with licensing and privileging radiologists for a multi-state, multi-hospital practice, we believe that we can leverage our current market position to effectively compete with existing and future market entrants providing preliminary off-hour reads or final reads. In 2007, we believe we further strengthened this first-mover advantage and demonstrated again our leadership by being the first to offer cardiac CT and 3D reconstruction services. We remain the only provider offering clinical workflow technologies to help our customers achieve the productivity achieved by our affiliated radiologists. And we are the only provider that can now offer business services along with the professional services and clinical workflow technology.

•

Strong customer retention.    Since our formation in 2001, we have secured more than 750 customers and the 26% of hospitals they serve as customers. Our customer contracts typically have one-year terms that automatically renew each successive year unless terminated by the customer or by us. We believe that our outstanding customer retention rate confirms the economic and other benefits that our solution provides to our customers and their patients.

•

Recruitment and retention of radiologists by us.    We have been able in the past, and believe that we will continue to be able in the future, to recruit and retain radiologists as necessary to meet increasing demand for our services and the growth of our business. We believe that our success in recruiting and retaining radiologists in a competitive labor market is largely a result of our ability to provide our affiliated radiologists with flexible schedules that permit them to avoid nighttime work, together with our competitive compensation packages. In addition, we have strategically located our reading facilities throughout the United States and overseas in an effort to provide opportunities for radiologists to work in attractive, cosmopolitan cities. We also support individual affiliated radiologists working from locations of their choosing around the world.

•

Licensing and privileging expertise.    All of our affiliated radiologists have the necessary licenses and privileges to read the images that are delivered to them, and we have developed a staff of approximately 50 full-time professionals dedicated to obtaining and renewing the necessary licenses and privileges. We are accredited by the Joint Commission on the Accreditation of Healthcare Organizations, or JCAHO, which permits our customers’ hospitals, to the extent that they are also JCAHO-accredited, to rely on our internal privileging processes for our affiliated radiologists. This enables us to streamline a privileging process that otherwise can vary significantly among hospitals and to reduce the time required to launch services to a new customer. Our affiliated radiologists are licensed to practice medicine in an average of 29 states and have been granted privileges at an average of 426 hospitals.

Our Strategy

Our objective is to expand on our position as the leading provider of radiology solutions to radiology groups across the United States. We believe that we have a strong brand and that we have established a position as a leading innovator in the radiology services industry. We intend to capitalize on our brand and reputation to facilitate greater acceptance and expansion of teleradiology services and other radiology solutions while at the same time improving the overall quality of patient care.

Key elements of our strategy include:

•

Target new customers with expanded sales and marketing efforts.    We intend to increase our customer base through a combination of sales and marketing initiatives, continued focus on customer service and the provision of services and technologies that meet our customers’ needs. We have 23 direct sales professionals that we employ in order to continue to aggressively target radiology groups of all sizes as well as governmental and military establishments.

•

Continue to enhance our service offerings.    Beginning in 2006, we began expanding our service offerings beyond off-hours preliminary read services. This service expansion includes the provision of final and sub-specialty interpretations, cardiac imaging solutions, clinical workflow technology, and business services. Our expanded service offerings provide an opportunity to cross-sell new solutions to existing customers as well as target new prospective customers with a broader suite of solutions.

Further, by bundling our services together, we can help radiologists with their most significant challenges—quality of life and income—and in that way, develop customers for the long-term.

•

Expand our customers’ utilization of our current service hours for our off-hours services.    Customers who use our preliminary read services have the flexibility to contract with us for off-hours coverage commitments between the hours of 5:00 p.m. and 8:00 a.m., local time, Monday through Friday, and up to 24 hours per day on weekends and holidays. Most of our customers do not currently contract for all of the hours of off-hour coverage that we are able to provide. For example, some may rely on NightHawk to provide services from 11:00 p.m. to 8:00 a.m. Through our sales and marketing efforts, we intend to sell these customers additional hours of preliminary reads coverage during these time periods.

•

Pursue strategic and fold-in acquisitions.    We regularly consider, and intend to continue to pursue, strategic and fold-in acquisitions that are complementary to our business or offer us other benefits, such as growing individual product lines, broadening our suite of service offerings, expanding our technology platform or strengthening our position in existing markets. For example, since our inception we have acquired five teleradiology companies, including DayHawk Radiology Services, LLC, American Teleradiology Nighthawks, Inc., Teleradiology Diagnostic Service, Inc., Radlinx Group, Ltd. and Emergency Radiology Services, LLC. We also acquired a business services company, Midwest Physician Services, LLC.

•

Develop markets for our data and technology solutions.    In 2006, we introduced and closed our first sale of the use of TALON, our customer workflow solution. TALON is an internally developed technology platform used by our affiliated radiologists which, along with ongoing IT, quality control and support services we provide, streamlines many of the administrative burdens associated with the practice of radiology which, in turn, permits radiologists to focus more on the productivity of their practice. In addition, we are exploring the development and commercialization of data solutions that may be of value to our customers.

Operations

Service offerings.    We currently offer a comprehensive suite of radiology solutions, including our off-hours preliminary reads, final and sub-specialty reads, cardiac 3D reconstructions and cardiac CT professional services, workflow technology and business services to our customers.

Affiliated radiologists.    As of December 31, 2007, we had 113 affiliated radiologists who were providing services for us. We structure our relationships with our affiliated radiologists in a manner that we believe results in an independent contractor relationship, and we have no control over the radiological services or interpretations rendered by the radiologists or their independent judgment concerning the practice of medicine. We typically enter three-year professional services contracts with our affiliated radiologists. The contracts typically provide that we will make available a minimum number of hours that the radiologists can work per year. In each case, the contract is structured so that the radiologist has significant flexibility in determining, and control of, the radiologist’s work schedule. We believe that our affiliated radiologists consider this flexibility an attractive and unique aspect of their relationship with us.

Our goal is to recruit the best radiologists in the United States. Our current affiliated radiologists include former chief residents and fellows from Cornell University, Harvard University, New York University, Northwestern University, the University of Pennsylvania, Stanford University and Vanderbilt University. For those who wish to work in one of our centralized reading facilities, we offer them the opportunity to work together and collaborate in a professional atmosphere which enhances their job satisfaction.

Our affiliated radiologists are required to hold a current license in good standing to practice medicine in each of the states from which they receive radiological images. In addition, our affiliated radiologists are required to have been granted privileges at each hospital from which those images originate. Due to these requirements, and because our customers serve nearly 1,500 hospitals as of December, 31, 2007, our affiliated radiologists are licensed to practice medicine in an average of 29 states and have been granted privileges at an average of 426 hospitals.

Network and workflow.    We deliver our professional services through a workflow process that utilizes public network infrastructures, virtual private networks, on-site servers, and proprietary workflow technologies. Our network has been designed to be secure, scalable, efficient and redundant. The following is a description of our workflow process:

•

Requisition of interpretations.    When a radiological procedure is performed on a patient, the radiology technologist at the hospital will order an interpretation by either faxing a requisition to our toll-free telephone number, sending the requisition electronically utilizing our software, or calling in the requisition to our quality-control professionals. The information faxed or sent electronically contains basic patient and procedural information and relevant clinical data. Upon completion of the procedure, the technologist transfers the images to us via an established virtual private network, or VPN. Upon receipt of the requisition order and images, one of our designated quality-control professionals sends a digital confirmation of the receipt of the images and order to the technologist at the hospital.

•

Image transmission.    We process all incoming images and patient data at one of our centralized facilities located in Sydney, Australia, Zurich, Switzerland, Austin, Texas, or Coeur d’Alene, Idaho, depending on the time of day. These facilities are connected to hospitals through VPNs, which encrypt the patient and clinical data for secure delivery. Typically, the radiological images are initially transferred to the Internet via the hospital’s Internet service provider. The images and data then traverse the Internet through standard networking infrastructure and are automatically directed to one of our reading facilities.

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

•

Order acceptance and assignment.    After the images and data sets are received at our reading facilities, they are packaged by our teleradiology assistants using proprietary workflow technology prior to delivery to affiliated radiologists. We employ quality-control professionals who perform many of the administrative functions associated with performing radiological interpretations. These administrative tasks include ensuring the accuracy of patient information, coordinating and communicating with the emergency room and radiology department staff, ensuring the full receipt of the radiological-image data set, using our proprietary workflow solutions to distribute the images to one of our affiliated radiologists, and delivering the results back to the requesting physician.

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

•

Quality-assurance processes.    We employ quality-assurance professionals whose primary responsibility is to manage our quality assurance program as it relates to the interpretations completed by our affiliated radiologists. They process any feedback from our customers on any discrepancies between the preliminary reads by our affiliated radiologists and the final reads by our customers’ radiologists.

•

Customer service.    Our customer service staff works with customers to research any questions or concerns they have regarding our service overall. Such questions might relate to study turn around time, challenges with image transmission, etc. Customer service inquiries and resolution help determine where we should commit resources. Our customer service staff handles all inquiries other than those related to specific report quality which are directed to our quality assurance team.

Business services.    Our business services unit, NightHawk Business Services, is located in, and managed from, St. Paul, Minnesota. It includes approximately 100 employees. These services are sold by our existing field sales representatives and delivered from St. Paul.

Licensing and Privileging

For each hospital from which an affiliated radiologist receives radiological images, the affiliated radiologist must hold a current license in good standing to practice medicine in the state in which the hospital is located and must have been granted privileges to practice at that particular hospital. As a result, and because we were providing services to nearly 1,500 hospitals as of December 31, 2007, we have licensed each of our affiliated radiologists in an average of 29 states and have privileged each of our affiliated radiologists at an average of 426 hospitals. By ensuring that our affiliated radiologists are licensed and privileged at many of our hospital sites, we design redundancy into our solution in order to minimize or eliminate the periods of time during which we do not have an affiliated radiologist available to provide services to a particular hospital.

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

To facilitate compliance with the licensing requirements of the various states in which we provide services, we employ licensing specialists to manage the state medical license application processes for our affiliated radiologists. These state-licensing specialists perform a number of functions, including tracking expiration dates, implementing procedures to renew licenses, and tracking continuing medical education, medical liability insurance coverage and other ongoing licensing-related obligations.

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

Technology Development and Innovation

Site implementation.    After we enter into a contract with a new customer, our site-implementation professionals work with the technology personnel of the hospital that will provide images to us to configure a virtual private network, or VPN, connection and DICOM routing information to transfer images. Upon successful testing of the encryption and transfer of images via the VPN connection, we provide the hospital with written operating procedures that prescribe how to order a radiological interpretation through our proprietary online ordering system. Typically, we also conduct a workflow training session by web conference to educate the appropriate hospital personnel about this process.

Systems and network administration.    We employ information technology professionals to maintain our systems and network and to provide technical support to our customers. Our customers may contact us for technical support 24 hours, 7 days a week.

Software development.    We focus our research and development efforts on improving and enhancing our existing workflow solutions, as well as on developing new solutions to enable us to more efficiently and effectively deliver our services to our customers. For instance, in 2006, we introduced and closed our first sale of the use of TALON, our customer workflow solution. These proprietary workflow solutions were developed by software engineers located in our Sydney, Australia and Milwaukee, Wisconsin offices.

Customers

We provide services to more than 750 customers and the nearly 1,500 of U.S. hospitals they serve. In 2007, we partnered with a nationally recognized market research firm to launch a customer satisfaction study. The study results revealed what drives radiology groups’ satisfaction with teleradiology providers and identified key improvement opportunities we are leveraging to further enhance customer loyalty and our ability to meet customer needs. As a result of our partnership with our customers and our intimate understanding of their current needs and where the radiology industry is headed, we have retained a substantial percentage of our contracts that have been up for renewal since our inception. Despite increased competition, we believe that our customer retention rate remains strong and confirms the value provided by our solutions and demonstrates the value of our brand in the industry.

Sales and Marketing

Sales.    We sell our services primarily through our direct sales force comprised of 23 telesales and field sales personnel who are organized by geographic regions in the United States. Our sales professionals focus their efforts on radiology groups of all sizes and, in some cases, cardiology groups and hospitals. In addition, we have experienced in the past, and expect to experience in the future, the acquisition of new customers as a result of communications among radiology groups. We do not pay any fees or discounts associated with customers who generate new customer leads for us.

We continue to monitor the effectiveness of our sales personnel and processes and have identified areas of improvement that we intend to focus on in 2008.

Marketing.    Our marketing objectives are to generate qualified sales leads, build our brand and raise awareness of NightHawk as the leading provider of radiology solutions to radiology groups across the United States.

Our principal marketing initiatives include:

•	direct mail campaigns,

•	participation in, and sponsorship of, radiology conferences and trade shows, and

•	using our website to provide service and company information.

Competition

The market for radiology services is highly competitive, rapidly evolving and fragmented, and subject to changing technology and market dynamics. Our primary competitors include both large and small scale service providers, some of which have only a local or regional presence. In 2007, NightHawk partnered with a nationally recognized market research firm to launch the industry’s first-ever customer satisfaction study. The study results revealed what drives radiology groups’ satisfaction with teleradiology providers and identified key improvement opportunities we are leveraging to further enhance customer loyalty and our ability to meet customer needs. Study results reveal that four factors drive overall satisfaction with teleradiology providers:

•	report accuracy/content,

•	clinical interactions with the teleradiology staff,

•	technical support, and

•	turnaround time required to complete and return interpretations.

We believe other competitive factors in our market include:

•	reputation of service provider,

•	quality of the service provided,

•	price of services,

•	number of states in which radiologists are licensed,

•	market acceptance by radiology groups and hospitals,

•	quality and reliability of service-provider technology and workflow infrastructure,

•	quality of customer support,

•	sales and marketing capabilities of the service provider, and

•	financial stability of the service provider.

Government Regulation and Supervision

General.    The healthcare industry is highly regulated. Our ability to operate profitably will depend in part upon the ability of us, our affiliated radiologists, and our customers and their radiologists to obtain and maintain all necessary licenses and other approvals and operate in compliance with applicable healthcare regulations. We believe that healthcare regulations will continue to change. Therefore, we monitor developments in healthcare law and are likely to be required to modify our operations from time to time as the business and regulatory environment changes. Although we believe that we are operating in compliance with applicable federal and state laws, neither our current nor anticipated business operations has been the subject of judicial or regulatory interpretation. We cannot provide assurance that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

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

Medicare and Medicaid reimbursement programs affecting professional services.    Professional radiology interpretation services performed from a location outside of the United States are generally not reimbursable by the Medicare program and certain state Medicaid programs. Accordingly, we do not bill Medicare or Medicaid programs for professional services performed by our affiliated radiologists located outside of the United States. Instead, our revenue is primarily derived from service fees paid to us by our customer radiology groups and hospitals. As a result, our service fees do not fluctuate or change based solely on changes in Medicare or Medicaid reimbursement levels. Professional radiology interpretation services performed from within the United States are reimbursable by Medicare. NightHawk provides final read services for its customers for a fixed fee and our customers invoice their clients directly.

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

The administrative provisions of HIPAA direct the federal government to adopt national electronic standards for automated transfer of certain healthcare data among healthcare payors, plans and providers. HIPAA is designed to enable the entire healthcare industry to communicate electronic data using a single set of standards. We are a “covered entity” under HIPAA and, as such, we must operate in compliance with the electronic transaction code standards, privacy standards and security standards. Further, because we only provide treatment services to patients of our contracted radiology groups and hospitals that are either independent or jointly provided with services rendered by those entities, we do not fall within the definition of a “business associate.” A “business associate” is an entity that performs services for or on behalf of a covered entity and is required to enter into an agreement with that covered entity to comply with certain components of the HIPAA administrative simplification provisions. We have developed policies, procedures and systems for handling patient health information and data that we believe are in compliance with the requirements of HIPAA.

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

Employees and Independent Contractors

As of December 31, 2007, we had 503 employees. None of our employees are represented by a labor union. We consider our relationships with our employees to be good.

Also as of December 31, 2007, we had 113 affiliated radiologists who provide services to our customers. Our affiliated radiologists are independent contractors of NightHawk. We consider our relationships with our independent contractors to be good.

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

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED BY ANY OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. IN ASSESSING THE RISKS DESCRIBED BELOW, YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES, BEFORE DECIDING TO PURCHASE ANY SHARES OF OUR COMMON STOCK.

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

The market for professional radiology services and business process services is competitive and rapidly changing, barriers to entry are relatively low, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors, including our largest competitor, Virtual Radiologic Corporation, offer their services at a lower price, which has resulted and may continue to result in pricing pressure and, perhaps, lost customers. If we are unable to maintain our current pricing, our operating results could be negatively impacted. In addition, pricing pressures and increased competition could result in reduced revenue, reduced profits or the failure of our services to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. Including the acquisitions of Midwest Physicians Services, LLC, Emergency Radiology Services, LLC, Teleradiology Diagnostic Service, Inc. and The Radlinx Group, Ltd., we have made six acquisitions to date, and our management has limited experience in completing acquisitions and integrating acquired businesses with our operations. If we fail to properly evaluate and execute acquisitions, our business and prospects may be harmed.

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

We have historically focused our business on providing emergency radiology services during the hours of 5:00 p.m. to 8:00 a.m. and 24 hours per day on weekends and holidays. In 2006, we expanded our hours of service to 24 hours, 7 days a week and began offering final reads and sub-specialty services, including cardiac imaging services, to enhance our service offerings to our customers. In addition, our acquisitions of MPS and ERS will permit us to provide a more complete suite of radiology solutions. However, our efforts to provide these final reads and sub-specialty services, or any other services beyond our current services offerings and radiology solutions, may not result in significant revenue growth for us. In addition, efforts to expand our services into these new markets may divert management resources from existing operations and require us to commit significant financial resources to an unproven business. To support these service offerings, we have recently opened two additional centralized reading centers in San Francisco, California and Austin, Texas, similar to our facilities in Sydney, Australia and Zurich, Switzerland. If we are unable to effectively and profitably expand our offerings in these areas, our business, financial condition and results of operations could be adversely affected.

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

Our revenue is derived primarily from fee-for-service billings to our radiology group customers. Our agreements with our customers generally provide for one-year terms and automatically renew for successive one-year terms unless terminated by our customers or us upon 30 days prior notice. Following the first anniversary of the agreements, the agreements typically may be terminated at any time by our customers or us upon 60 days prior notice. Our customers may elect not to renew their contracts with us, they may seek to renegotiate the terms of their contracts or they may choose to reduce or eliminate our services in the future. If our arrangements with our customers are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent that our radiology group customers’ agreements with the hospitals that they serve are terminated, our business, financial condition and results of operations could be adversely affected.

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

The healthcare industry is heavily regulated and subject to frequent changes in governing laws and regulations as well as to evolving administrative interpretations. Our business could be adversely affected by regulatory changes at the federal or state level that impose new requirements for licensing, new restrictions on reimbursement for medical services by government programs, new pretreatment certification requirements for patients seeking radiology procedures, or new limitations on services that can be performed by us. In addition, federal, state and local legislative bodies have adopted and continue to consider medical cost containment legislation and regulations that have restricted or may restrict reimbursement to entities providing services in the healthcare industry and referrals by physicians to entities in which the physicians have a direct or indirect financial interest or other relationship. For example, Medicare recently adopted a regulation that limits the technical component of the reimbursement for multiple diagnostic tests performed during a single session at medical facilities other than hospitals. Any of these or future reimbursement regulations or policies could limit the number of diagnostic tests our customers order and could have a material adverse effect on our business.

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

Although most reads we provide are preliminary reads rather than final reads, we are providing an increasing number of final and sub-specialty reads and cardiac imaging services. Cost containment pressures on Medicare and Medicaid could result in a reduction in the amount that the government will pay for these reads, which could cause pricing pressure on our services. Should that occur, we could be required to lower our prices, or our customers could elect to provide the reads themselves or obtain such services from one of our competitors, and not utilize the services of our affiliated radiologists, which would have a material adverse effect on our business, results of operations and financial condition.

We may be subject to less favorable levels of payment based upon third party payor fee schedules.

Many patients are covered by some form of private or government health insurance or other third party payment program. Third party payors generally establish fee schedules or other payment authorization methods for various procedures that govern which procedures will be reimbursed by the third party payors and the amount of reimbursement. To the extent that such schedules impact the rates at which third party payors are willing to pay the healthcare providers with whom we contract to provide imaging services, we are indirectly impacted by such fee schedules. However, if we were to negotiate direct payment arrangements with third party payors in the future, we would be directly impacted by such schedules. In addition, there is no guarantee that Medicare, state Medicaid programs, or commercial third party payors will continue to cover professional radiology services. Any reduction or elimination in coverage for our services could adversely impact our business.

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

The information technology industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As an example, we are aware that on July 31, 2007, Merge eMed, Inc., or Merge, filed a complaint against another teleradiology provider, Virtual Radiologic Corporation, or VRC, alleging that VRC has infringed on certain of Merge’s patents relating to teleradiology. In connection with that litigation, VRC has filed a Request for Reexamination with the U.S. Patent and Trademark Office, or US PTO, which asks the US PTO to re-examine the validity of the patents at issue. While we are not currently a party to any litigation, if Merge or another third party asserts that our technology violates that third-party’s proprietary rights, or if a court holds that our technology violates such rights, we may be required to re-engineer our technology, obtain licenses from third parties to continue using our technology without substantial re-engineering or remove the infringing functionality or feature. In addition, we may incur substantial costs defending any such claim. We may also become subject to damage awards, which could cause us to incur additional losses and harm our financial position.

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

Our success depends largely upon the continued services of our executive officers, particularly Dr. Paul Berger, our Chief Executive Officer and Chairman of the Board. The loss of Dr. Berger or Jon D. Berger, our Senior Vice President of Strategy and Business Development could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock.

For example, in February 2008, we announced the resignations of our president and chief operating officer and our chief financial officer. We may not be able to effectively recruit executives to fill these positions and, even if we are successful, integrating these new executives may prove difficult and time-consuming. Each of our executives is employed on an “at-will” basis. The search for replacements for any of our executives could be time consuming and could distract our management team from the day-to-day operations of our business.

If we fail to implement and maintain an effective system of internal controls, we may not be able to report our financial results in an accurate or timely manner, prevent fraud or comply with Section 404 of the Sarbanes-Oxley Act of 2002, which may harm our business and affect the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports in a timely manner and to prevent fraud. Historically, we have had limited accounting personnel and other resources with which to design and implement our internal controls and procedures. As a result, in their audit of our fiscal 2004 financial statements, our auditors identified in their report to our audit committee material weaknesses relating to the adequacy and competency of our financial reporting personnel. Following receipt of our auditor’s report, we consulted with our audit committee and undertook remedial steps to address these deficiencies, including hiring additional staff and training our new and existing staff. Although our auditors did not identify material weaknesses in our internal controls in connection with their audit of our financial statements as of and for the years ended December 31, 2007, 2006 or 2005, we cannot assure you that we will maintain an effective system of internal controls in the future. Beginning with our annual report on Form 10-K for our fiscal year ended December 31, 2007, we are required to comply with the requirement of Section 404 of the Sarbanes-Oxley Act of 2002 to include in each of our annual reports an assessment by our management of the effectiveness of our internal controls over financial reporting and a report of our independent registered public accounting firm addressing these assessments. If we fail to adequately staff and train our accounting and finance personnel to meet the demands of operating as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or fail to maintain adequate internal controls, any resulting material weakness in internal controls could prevent our management from concluding the internal controls are effective and impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements in a timely manner or prevent fraud may negatively affect the trading price of our stock or result in stockholder litigation.

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

We Currently Hold a Large Amount of Indebtedness

In July 2007, we entered into a credit facility with Morgan Stanley pursuant to which we borrowed $100.0 million. We used a portion of this loan to fund our acquisitions of The Radlinx Group and of Midwest Physician Services and Emergency Radiology Services. At December 31, 2007, we had debt outstanding of $99.5 million. Such a large amount of indebtedness could have negative consequences for us including, without limitation:

•	limitations on our ability to obtain financing in the future,

•	much of our cash flow will be dedicated to interest obligations and unavailable for other purposes,

•

limiting our liquidity and operational flexibility in changing economic, business and competitive conditions which could require us to consider restructuring existing debt or deferring acquisitions or other strategic opportunities, and

•

making us more susceptible to changes in credit ratings which could, particularly in the case of a downgrade below investment grade, impact our ability to obtain financing in the future and increase the cost of such financing.

The failure to comply with the covenants in the agreements governing the terms of our or our indebtedness could be an event of default and could accelerate the payment obligations and, in some cases, could affect other obligations.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time,

•	provide that directors may only be removed “for cause,”

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt,

•	eliminate the ability of our stockholders to call special meetings of stockholders,

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders,

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws, and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The table below provides a summary of our principal facilities as of December 31, 2007:

Location	Total Square Feet (1)	Leased or Owned	Principal Function

St Paul, Minnesota	55,000	Leased	Staff operations

Coeur d’Alene, Idaho	15,000	Leased	Corporate offices

Sydney, Australia	9,000	Leased	Reading facility and support staff operations

Milwaukee, Wisconsin	9,000	Leased	Information Technology center

Zurich, Switzerland	8,000	Leased	Reading facility and support staff operations

Coppel, Texas	8,000	Leased	Staff operations

Austin, Texas	5,000	Leased	Reading facility

Ann Arbor, Michigan	5,000	Leased	Staff operations

San Francisco, California	3,000	Leased	Reading facility

(1)	Rounded to the nearest thousand square feet.

ITEM 3.	Legal Proceedings

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

Market for Our Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “NHWK” since February 9, 2006, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low sales prices of our common stock for our two most recent fiscal years.

	Common Stock Price
	High	Low
Fiscal Year Ended December 31, 2007
First Quarter	$26.98	$17.50
Second Quarter	$21.18	$16.96
Third Quarter	$24.51	$18.16
Fourth Quarter	$24.25	$19.09

Fiscal Year Ended December 31, 2006
First Quarter (from February 9)	$27.50	$18.01
Second Quarter	$24.95	$15.75
Third Quarter	$20.75	$15.60
Fourth Quarter	$28.00	$16.85

Holders

On February 1, 2008, the last reported sale price for our common stock on the Nasdaq Global Market was $16.30 per share. As of February 1, 2008, there were approximately 41 holders of record of our common stock, although there are a much larger number of beneficial owners.

Dividends

In September 2005, we distributed $13.0 million as a special distribution to the holders of our common stock and redeemable preferred stock. Immediately prior to our initial public offering in February 2006, we distributed an additional $7.0 million as another special distribution to the holders of our common stock and redeemable preferred stock.

Except for the special distributions noted above, we have never declared or paid any cash dividend on our capital stock. We currently intend to retain future earnings and do not expect to pay any dividends in the foreseeable future and certain covenants in our Credit Facility restrict our ability to pay dividends or make other distributions with respect to our equity securities. See Note 6 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans.

Performance Graph

The performance graph below illustrates a comparison of cumulative total stockholder return data based on an initial investment of $100 in NightHawk Radiology Holdings, Inc. common stock, as compared with the Russell 2000 Index and the Dow Jones US Healthcare Index from February 9, 2006 through December 31, 2007.

Dates	NightHawk Radiology	Russell 2000	Dow Jones US Healthcare
February 6, 2006	$100.00	$100.00	$100.00
March 31, 2006	$115.69	$106.75	$100.30
June 30, 2006	$86.88	$100.95	$95.35
September 30, 2006	$92.64	$101.65	$103.34
December 31, 2006	$123.49	$110.17	$104.61
March 31, 2007	$88.09	$111.69	$104.95
June 30, 2007	$87.41	$116.76	$109.40
September 30, 2007	$118.69	$113.00	$111.66
December 31, 2007	$101.94	$107.19	$104.61

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal years 2007 and 2006.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during fiscal 2007 and 2006.

ITEM 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this report. All references to number of shares outstanding and per share amounts have been restated to reflect the 1 for 1.25 reverse stock split that occurred January 23, 2006. Company results include the results from Midwest Physicians Services, LLC (“MPS”), Emergency radiology Services, LLC (“ERS”), The Radlinx Group, Ltd. (“Radlinx”) and Teleradiology Diagnostic Service, Inc. (“TDS”) from their respective acquisition dates in 2007, American Teleradiology Nighthawks, Inc. (“ATN”) purchased on September 30, 2005, and DayHawk Radiology Services, LLC (“DayHawk”) purchased in November, 2004. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Service Revenue	$151,662,042	$92,168,246	$64,061,528	$39,283,002	$16,216,322
Operating Income	26,127,290	23,398,928	17,321,781	11,714,091	4,760,287
Net Income (Loss)	14,693,846	(28,401,117)	(29,960,392)	3,325,239	4,785,565
Net Income (Loss) Applicable to Common Stockholders	$14,693,846	$(28,518,651)	$(36,509,398)	$2,560,497	$4,785,565
Earnings (Loss) Per Common Share:
Basic	$0.49	$(1.00)	$(2.11)	$.11	$.10
Diluted	$0.47	$(1.00)	$(2.11)	$.11	$.10
Cash Flow Data
Net cash provided by operating activities	23,636,708	19,130,678	11,528,548	10,244,913	4,327,584
Net cash used in investing activities	(123,424,530)	(40,048,534)	(3,305,069)	(2,843,841)	(1,028,578)
Net cash provided by (used in) financing activities	85,243,472	54,808,187	(1,426,853)	(3,771,381)	(1,168,155)
Total Assets	263,465,687	116,066,366	35,535,762	17,262,330	6,551,429
Total Long-Term Debt (including current portion)	99,500,000	—	24,003,429	12,000,000	—
Total Liabilities	128,776,973	13,436,632	85,183,990	23,468,422	917,300
Common Stock Data
Market price at year end	$21.05	$25.50	N/A	N/A	N/A
Average number of common shares outstanding (1)	30,083,080	28,528,079	17,273,970	24,196,437	49,732,156
Dividends declared per common share	—	—	$0.844	—	—
Preferred Stock Data
Redeemable convertible preferred shares outstanding	—	—	6,500,003	6,500,003	—
Dividends declared per convertible preferred share	—	$0.844	$0.295	—	—

(1)	The weighted average shares of common stock outstanding for the years ended December 31, 2004 and 2003 are based on the assumed conversion of LLC units into common stock at the beginning of 2001 based on the conversion ratio from the recapitalization transaction.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

NightHawk Radiology Holdings, Inc. is leading the transformation of the practice of radiology by providing high-quality, cost-effective services to radiology groups and hospitals throughout the United States. We provide the most complete suite of solutions, including professional services, business services, and our advanced, proprietary clinical workflow technology, all designed to increase efficiencies and improve the quality of patient care and the lives of physicians who provide it. Our team of U.S. board-certified, state-licensed, and hospital-privileged physicians located in the United States, Australia, and Switzerland, provides services 24 hours a day, seven days a week, for more than 750 customers covering approximately 26% of all U.S. hospitals. For more information, visit www.nighthawkrad.net.

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

We acquired all of the outstanding equity interests of MPS and ERS for an aggregate consideration of (i) $62.9 million in cash including certain costs associated with the acquisition and (ii) a warrant that was issued to St. Paul Radiology. This warrant entitles St. Paul Radiology to purchase 300,000 shares of our common stock at any time after July 16, 2010 and before July 16, 2017 at a price equal to the market price of a share of our common stock at closing on July 16, 2007, which was $18.75 at close. The fair value of the warrant of $3.3 million was calculated using a Black-Scholes model. $57.5 million of the cash portion of the purchase price was paid to SPR Holdings at closing and the remaining $5.0 million was placed into an escrow account to serve as a source of funds to satisfy the indemnification obligations of SPR Holdings under the purchase agreement.

On April 5, 2007, we completed the acquisition of The Radlinx Group, Ltd. (“Radlinx”), a privately held radiology services company. The acquisition expands our core off-hours business and helps grow our final interpretation and sub-specialty business, while increasing our domestic presence and capabilities. We acquired Radlinx for total consideration consisting of $53.0 million in cash at closing plus additional cash consideration to be paid as an earnout within 45 days of the one-year anniversary of the closing, which amount will be calculated as 25% of the revenues generated by certain Radlinx customers during that period. As of December 31, 2007, we have recorded an additional liability of $4.9 million for this contingent consideration.

On February 9, 2007, we acquired Teleradiology Diagnostic Service, Inc. (“TDS”). We regard the acquisition of TDS as a strategic acquisition of an off-hours professional radiology services business that is supplemental to our current business and that expands our presence in California. We purchased TDS for an aggregate price of $23.8 million dollars, of which $21.8 million was paid in cash at the closing of the acquisition and $1.2 million to be paid out at the conclusion of the eighteen month escrow period.

On September 30, 2005, we acquired American Teleradiology Nighthawks, Inc. (“ATN”). The acquisition of ATN was thought of as an acquisition of two distinct businesses (i) an off-hours teleradiology business that was supplemental to our off-hours business, and (ii) nascent hospital business that focused on partnering with radiologists in order to supplement the services they provide to their hospitals. The consideration that was possibly to be paid to the ATN stockholders in connection with the acquisition was based exclusively upon the future financial performance of these two businesses. Specifically, the consideration to the stockholders of ATN was to be calculated as follows:

•	Up-Front Payment: 315,279 shares of our common stock issued on September 30, 2005,

•

Off-Hours Earnout: $3,511,025 was recorded as additional consideration in September 2006, to be issued as an estimated 183,000 shares of our stock to stockholders of ATN as of the acquisition date. The additional consideration was calculated in accordance with the provisions of the purchase agreement as the amount equal to (a) the quotient obtained by dividing (i) revenue generated by the off-hours teleradiology business from ATN customers during the twelve month period ended September 30, 2006 by (ii) $12.69 (which was the value per share of our common stock on the date of completion of the acquisition (as agreed by the parties)) minus (b) 315,279 (which was the number of shares of our common stock issued to the stockholders of ATN at the completion of the acquisition).

•

Hospital Earnout: If the hospital business proved to be profitable in the 18 months following the acquisition, additional shares of our common stock were to be issued in an amount equal to the sum of (a) the quotient obtained by dividing (i) earnings before interest, taxes, depreciation and amortization, or EBITDA, generated by the hospital business during the twelve month period ending March 31, 2007 by (ii) $12.69, which was the value per share of our common stock on the date of completion of the acquisition (as agreed by the parties), plus (b) the quotient obtained by dividing (A) three times (3x) the EBITDA amount described in clause (i) by (B) the fair market value of our common stock, determined on a per share basis, on March 31, 2007. During the quarter ended March 31, 2007, we determined that the hospital business did not generate any EBITDA and, thus, that no amount was earned for the second component of the contingent consideration.

•

Both components of the contingent consideration amount are currently subject to dispute and are being negotiated between the former stockholders of ATN and our management. Although the company does not believe that additional shares will be issued as part of the hospital business earnout described above, the contingent consideration components ultimately due is subject to resolution of this dispute and agreement by the parties.

The 315,279 shares of common stock that were issued at the completion of the acquisition were recorded at par value as common stock with additional amounts up to fair value recorded as “Additional Paid-In Capital.” The shares, if any, that may be issued as a result of negotiation between the parties will be recorded in a similar manner upon resolution.

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

We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical management judgment and estimates about matters that are uncertain:

•	revenue recognition and allowance for doubtful accounts,

•	stock-based compensation,

•	use of estimates,

•	purchase accounting and long-lived assets including goodwill and other acquired intangible assets,

•	income taxes,

•	derivative accounting, and

•	accounting for redeemable preferred stock.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future results of operations or financial condition.

Revenue Recognition and Allowance for Doubtful Accounts

We enter into services contracts with our customers that typically have a one year term, and automatically renew for each successive year unless terminated by the customer or by us. The amount we charge for our radiology services varies by customer based on a number of factors, including the hours of coverage we provide for the customer, the number of interpretations we provide to the customer and the technical and administrative services we provide to the customer. We recognize revenue when we have satisfied all of our significant contractual obligations to our customers and we determine that the collection of the resulting receivable is reasonably assured. Revenue from services is recognized in the fiscal month in which the radiological interpretation is complete and forwarded to the customer. We review our historical collection experience on a quarterly basis to determine the necessity of a provision for doubtful accounts. As of December 31, 2007 and 2006, we had reserved $0.6 million and $0.4 million, respectively, for doubtful accounts based on our estimate of the collectibility of outstanding receivables as of that date.

Stock-Based Compensation

Physician Stock-Based Compensation.    We record share-based compensation expense in connection with any grant of stock options, restricted stock units, or other issuance of shares of common stock to our affiliated radiologists. We calculate the share-based compensation expense associated with the issuance of stock options to our affiliated radiologists in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS 123 (R)) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18), by determining the fair value using a Black-Scholes model. In accordance with EITF 96-18, because our radiologists are independent contractors, we calculate the fair value of the share-based compensation expense in each period. The expense amount is determined by calculating the fair value of the shares earned in each period and recording that amount as expense during such period. If the price of our common stock increases over a given period, this accounting treatment results in compensation expense that exceeds the expense we would have recorded if these individuals were employees. Stock-based compensation to our affiliated radiologists is included in professional services expense.

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

Use of Estimates

On an ongoing basis, we evaluate our estimates relating to the items described below. We generally base our estimates on our historical experience (which is limited) and on various other assumptions that we believe to be reasonable along with the guidance provided by SFAS No. 5, Accounting for Contingencies, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Accounts receivable allowance.    We monitor customer payments and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In estimating the reserve, we evaluate the collectibility of our accounts receivable from a specific customer when we become aware of circumstances that may impair the customer’s ability to meet its financial obligations and record an allowance against amounts due. To date, we have not experienced any material difficulties in collecting payments from our customers and only began maintaining a reserve for potential customer nonpayment during 2005. We believe that the potential aggregate amount of nonpayment by our customers is limited in part by the frequency of our billing cycle and the ease with which we may discontinue service to customers during periods of nonpayment. However, actual future losses from uncollectible accounts may differ from our estimates due to our limited experience in establishing reserves for nonpayment, our limited history of non-collection, and the difficulty in predicting the future payment practices of a large number of customers.

Fair value of redeemable preferred stock conversion feature.    Prior to the date of our initial public offering, our estimates of the fair value of our redeemable preferred stock conversion feature were determined by management. However, because our outstanding redeemable preferred stock converted into common stock at the closing of our initial public offering, we will not record any additional charges associated with the change in fair value of the conversion feature after such date. As a result, since the closing of our initial public offering, we are no longer required to make these estimates.

Loss contingency for medical liability claims.    We record a loss contingency for a medical liability claim in the month in which we deem such liability to be probable. Our determination of the probability of the liability is based upon a review of the claim by our executive staff, legal counsel and insurance carrier. Upon the determination that the liability is probable, we record a loss contingency for the claim up to the amount of the deductible specified in our medical liability insurance policy. To date, we have not experienced any liabilities for claims that were in excess of our prior loss contingency estimates for such claims. However, actual future losses from medical liability claims may differ from our estimates to the extent that we suffer an adverse determination for a claim that we did not deem the liability probable, did not record a loss contingency up to the maximum amount of our insurance deductible, or do not have insurance coverage or indemnification rights.

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

Purchase Accounting and Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The acquisitions of the MPS, ERS, Radlinx, TDS and ATN businesses were accounted for using the purchase method of accounting as prescribed in SFAS 141. Accordingly, purchase accounting adjustments have been reflected in our financial statements for all periods subsequent to the respective purchase dates. The purchase accounting entries are reflected on our financial statements as of the purchase date. In accordance with SFAS No. 141, as amended, “Business Combinations” (“SFAS 141”), we have revalued the assets and liabilities acquired as part of the acquisitions of MPS, ERS, Radlinx, TDS, and ATN at their respective fair values.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effect of the business combination. SFAS 141(R) will be effective for us on January 1, 2009. We are currently evaluating the impact of adopting SFAS 141(R).

Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), we do not amortize goodwill. Certain intangible assets are amortized over their estimated useful lives. Goodwill and unamortized intangible assets are evaluated for impairment at least annually or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired. Amortized other intangible assets are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS 144) when events and circumstances indicate that the assets might be impaired.

SFAS 144 requires impairment losses to be recognized for long-lived assets through operations when indicators of impairment exist and the underlying cash flows are not sufficient to support the asset’s carrying value. In addition, SFAS 144 requires that a long-lived asset (disposal group) to be sold that meets certain recognition criteria be classified as “held for sale” and measured at the lower of carrying amount or fair value less cost to sell. SFAS 144 also requires that a long-lived asset subject to closure (abandonment) before the end of its previously estimated useful life continue to be classified as “held and used” until disposal, with depreciation estimates revised to reflect the use of the asset over its shortened useful life.

We regularly evaluate the carrying value of intangible and long-lived assets for events or changes in circumstances that indicate that the carrying amount may not be recoverable or that the remaining estimated useful life should be changed. Potential indicators of impairment can include, but are not limited to (1) history of operating losses or expected future losses, (2) significant adverse change in legal factors, (3) changes in the extent or manner in which the assets are used, (4) current expectations to dispose of the assets by sale or other means, and (5) reductions or expected reductions of cash flow. If we determine there is an indication of impairment, we compare undiscounted net cash flows to the carrying value of the respective asset. If the carrying value exceeds the undiscounted net cash flows, we perform an impairment calculation using discounted cash flows, valuation analyses or comparisons to recent sales or purchase transactions to determine estimated fair value.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 (“FAS 109”), Accounting for Income Taxes. This standard requires, among other things, the separate recognition of deferred tax assets and deferred tax liabilities. Such deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at enacted tax rates in effect for the year in which the differences are expected to reverse. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which requires that we recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority. FIN 48 also specifies standards for estimating and recognizing interest income and expense associated with the tax positions.

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

Derivative Accounting

In accordance with U.S. GAAP, we recognize all derivatives on the consolidated balance sheet at fair value. We designate at inception whether the derivative contract is considered hedging or non-hedging in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. During 2007, we entered into two interest rate swap contracts with a combined notional amount of $100,000,000 in connection with our outstanding debt. The contracts expire on September 30, 2009 and 2010, respectively. The contracts were initiated to maintain compliance with debt requirements and to protect us against changes in the interest payments associated with its variable-rate long-term debt, and therefore are considered cash flow hedges. As a result, as long as the swap is deemed highly effective, changes in the fair value of the swaps are recorded as either an asset (a gain position), or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of shareholders’ equity.

Accounting for Redeemable Preferred Stock

We account for derivative financial instruments in accordance with SFAS 133. We record derivative financial instruments as assets or liabilities in our consolidated balance sheets, measured at fair value. We record the change in fair value of such instruments as non-cash gains or losses in our consolidated statements of operations. We do not enter into derivative contracts for trading purposes.

On March 31, 2004, in connection with the organization and capitalization of NightHawk Radiology Holdings, Inc., we issued 6,500,003 shares of redeemable preferred stock for a total consideration of $13.0 million. Each share of redeemable preferred stock was convertible, at the option of the holder, into one share of common stock. The conversion feature of the redeemable preferred stock was considered an embedded derivative under the provisions of SFAS 133, and accordingly was accounted for separately from the redeemable preferred stock. We determined the fair value of the redeemable preferred stock conversion feature based upon the fair value of the underlying common stock. On the date of issuance, the estimated fair value of the conversion feature was $1.7 million which was recorded as a liability on the date of issuance, thus reducing the recorded value of the redeemable preferred stock to $11.3 million. At each balance sheet date, we adjusted the carrying value of the embedded derivative to estimated fair value and recognized the change in such estimated value in our consolidated statements of operations.

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

More recently, through our acquisition of Midwest Physician Services announced on July 16, 2007, we have expanded our service offerings for radiology groups to include business services such as revenue cycle management, human resources services, facilities management, accounting and financial services, transcription services, records management, operational support, and quality assurance program support.

We also license the use of our proprietary clinical workflow technology to customers which includes both hosted applications and related services such as implementation setup, training, report customization and monitoring.

We recognize revenue generated by our professional and business services during the month in which services are provided and we bill our customers at the beginning of the following month. Because the invoices are typically paid directly by our customers, we do not currently depend upon any material payments by third-party payors or patients.

Since our first full year of operations, we have experienced significant revenue growth, from $4.7 million in 2002 to $151.7 million in 2007. This growth in revenue resulted primarily from:

•	an increase in our customer base,

•	an increase in utilization of our services by our customers,

•	acquisitions,

•	an expansion of services offered,

•	an expansion of our service hours,

•	a high customer retention rate, and

•	growth in the use of diagnostic imaging technologies and procedures in the healthcare industry.

For the full-year 2007, our exam volumes reached more than 2.7 million and our affiliated radiologists were providing services to more than 750 customers serving nearly 1,500 hospitals. The total number of hospitals we cover represents approximately 26% of all hospitals in the United States.

Most of our current customers contract with us for a limited set of professional services. There is significant opportunity among our customer base to “cross-sell” our services—to expand the types of professional services we provide to customers and also to begin providing clinical workflow technology and business services to those customers.

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

Professional Services Expense.    Professional service expenses consist primarily of the fees we pay to affiliated radiologists, any physician stock-based compensation, the premiums for medical liability insurance, and any medical liability claims loss expenses. Affiliated radiologists are independent contractors compensated using a formula that is generally based upon the number of hours worked, with additional incentives for the workload completed as well as year-end discretionary bonuses. Professional services expenses are recognized in the month in which the services are performed.

Malpractice Expense.    We recognize expenses associated with medical liability premiums in the month in which the expense is incurred. We record reserves for both reported and incurred but not reported (IBNR) amounts. Reported amounts are reserved based upon our best estimate of future probable costs. IBNR claims are estimated by a third party using historical claims lag information received by our third party claims administrator and industry indices. This reserve is intended to cover potential medical claims that might arise related to all of the radiological interpretations performed by our affiliated radiologists since inception.

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

Income Tax Expense.    We recognize income taxes under the asset and liability method in accordance with FAS 109. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

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

Our revenue has increased in absolute dollars each year since inception and our revenue growth rate has been strong year over year. Our 2007 fourth quarter and full year revenues grew 77% and 65% respectively, compared to the same periods in 2006. We expect that a number of our customers will implement our new service offerings, continue to implement coverage for additional hospitals as well as continue to use additional hours of our service, resulting in an overall increase in the utilization of our service by those customers.

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

Quarter	Year	Total Volumes	Growth Rates		Acquisition Contribution—First 12 months
			Sequential	Year over Year	DayHawk	ATN	TDS	Radlinx
Q1	2004	120,554	36%	210%	—	—	—	—
Q2	2004	152,640	27%	178%	—	—	—	—
Q3	2004	182,737	20%	133%	—	—	—	—
Q4	2004	193,883	6%	119%	8,316	—	—	—

FY	2004	649,814	149%	149%
Q1	2005	222,341	15%	84%	15,850	—	—	—
Q2	2005	266,023	20%	74%	17,355	—	—	—
Q3	2005	298,759	12%	63%	18,905	—	—	—
Q4	2005	328,815	10%	70%	8,480	29,640	—	—

FY	2005	1,115,938	72%	72%
Q1	2006	364,155	11%	64%	—	32,130	—	—
Q2	2006	417,269	15%	57%	—	32,622	—	—
Q3	2006	463,028	11%	55%	—	32,086	—	—
Q4	2006	448,084	(3)%	36%	—	—	—	—

FY	2006	1,692,536	52%	52%
Q1	2007	484,477	8%	33%	—	—	27,089	—
Q2	2007	731,418	51%	75%	—	—	51,095	137,611
Q3	2007	787,673	8%	70%	—	—	52,708	143,339
Q4	2007	730,992	(7)%	63%	—	—	51,644	124,394

FY	2007	2,734,560	62%	62%

Trends in Professional Service Fees.     Since inception, our professional service fees have increased in absolute dollars each year, primarily due to the addition of new radiologists to perform an increased workload as our business has grown. We expect that our professional service fees will continue to increase in absolute dollars as we contract with additional radiologists to meet the increasing demand for our services, as we begin to offer additional services, and as a result of scheduled increases in hourly fees under our existing agreements with our affiliated radiologists. We expect our margins to improve and professional services expense to decline as a percentage of revenue compared to current levels as we integrate our recent acquisitions and as our new affiliated radiologists’ productivity improves.

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

Trends in Sales, General and Administrative Expense.     Our sales, general and administrative expense has increased in absolute dollars each year since inception primarily as a result of increased payroll expenses in connection with the addition of key management personnel and general headcount necessary to support our growth. Our employee headcount increased from 223 at December 31, 2006 to 503 at December 31, 2007. We expect that payroll expenses will continue to rise as we increase headcount at all levels of our business as we continue to grow. In addition to rising payroll expense, we expect that our general and administrative expenses will increase in absolute dollars due to increases in telecommunications and information technology costs, licensing and privileging costs and increased accounting, legal and consulting costs. Also, we expect that our general and administrative expense will increase in absolute dollars with the additions of our offices in San Francisco, California, Austin, Texas, Dallas, Texas, St. Paul, Minnesota and Ann Arbor, Michigan, as well as the anticipated expansion of our Coeur d’Alene office in 2008. Accordingly, we expect sales, general and administrative expense to increase in absolute dollars in future periods.

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

Trends in Interest Expense.     On April 5, 2007, we entered into a Credit Agreement relating to a term loan in an amount of $53.0 million to acquire The Radlinx Group, Ltd. On July 10, 2007, we entered into an Amended and Restated Credit Agreement and increased our borrowings to $100.0 million to assist in funding the MPS and ERS acquisitions and associated fees. During the third quarter, we entered into two interest rate swap contracts to cover the full $100.0 million in borrowing and to provide a hedge for us against changes in the interest payments associated with this variable-rate long-term debt. While these swaps are in place, our effective interest rate should be approximately 7.4%. We expect our interest expense to remain consistent in future periods unless we change our debt or hedge positions.

Trends in Interest Income.     In February 2006, we completed an initial public offering of our common stock from which we received net proceeds of $84.2 million after deducting underwriter discounts and commissions and $2.1 million in offering costs. Of this amount, we invested $63.0 million in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities. We utilized a portion of these securities in our acquisitions of TDS, Radlinx, MPS and ERS. We expect this amount to change based on our future needs.

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

	Fiscal Year Ended December 31,
	2007	2006	2005
Service revenue	100%	100%	100%
Operating costs and expenses:
Professional services (1)	42	42	35
Sales, general and administrative (2)	36	30	36
Depreciation and amortization	5	2	2

Total operating costs and expenses	83	74	73

Operating income	17	26	27
Other income (expense):
Interest expense	(4)	(1)	(2)
Interest income	2	3	—
Other, net	—	—	—
Change in fair value of redeemable preferred stock conversion feature	—	(48)	(62)

Total other income (expense)	(2)	(46)	(64)

Income (loss) before income taxes	15	(20)	(37)
Income tax expense	6	11	10

Net income (loss)	9	(31)	(47)
Redeemable preferred stock accretion	—	—	(2)
Preferred dividends	—	—	(8)

Net income (loss) applicable to common stockholders	9%	(31)%	(57)%

(1)	Includes non-cash stock-based compensation expense of $4,429,358 for 2007, $4,886,678 for 2006 and $916,170 for 2005.
(2)	Includes non-cash stock-based compensation expense of $10,601,004 for 2007, $1,073,455 for 2006 and $3,273,018 (which amount includes a non-recurring, non-cash sales, general and administrative expense of $2.9 million associated with the full acceleration of shares of common stock held by a member of our board of directors) for 2005.

Comparison of Fiscal Years Ended December 31, 2007 and December 31, 2006

Service Revenue

	Fiscal Year Ended December 31,		Change
	2007	2006	In Dollars	Percentage
Service revenue	$151,662,042	$92,168,246	$59,493,796	65%

The increase in service revenue from 2006 to 2007 resulted primarily from a 23% or $21.4 million increase in organic revenue and $38.1 million in additional revenue from the TDS, Radlinx, MPS and ERS acquisitions. The organic growth is driven by a 27% increase in read volumes due to an increase in utilization by our customers of our hours of service, an increase in the number of our customers and their affiliated sites, new services and the growth in the use of diagnostic imaging technologies and procedures in the healthcare industry.

Operating Costs and Expenses

Professional Services

	Fiscal Year Ended December 31,		Change
	2007	2006	In Dollars	Percentage
Professional services (1)	$63,617,406	$38,963,287	$24,654,119	63%
Percentage of service revenue	42%	42%

(1)	Includes non-cash stock-based compensation expense of $4,429,358 for 2007, $4,886,678 for 2006.

The increase in professional services expense from 2006 to 2007 resulted primarily from an increase in the number of our affiliated radiologists. From 2006 to 2007, we increased the number of our affiliated radiologists from 62 to 113. This increase was driven primarily by the addition of radiologists in connection with our acquisition of TDS and Radlinx as well as the increased demand for our services and our ability to effectively recruit additional radiologists to meet such demand. The following expenses comprise our professional services expense:

•

Professional Service Fees.    Our professional service fees increased from $30.2 million for 2006 to $56.3 million for 2007, an 86% increase. The increase in total expense was largely due to the increased volume of radiological interpretations performed by our affiliated radiologists due to our continued growth. As a percentage of revenue, professional service fees increased from 33% for 2006 to 37% for 2007. This increase is driven by the acquisitions of TDS and Radlinx and the absorption of their professional service fee structures. We expect margins to improve and professional services expense to decline as a percentage of revenue as the integrations progress and our new affiliated radiologists’ productivity improves.

•

Physician Stock-Based Compensation Expense.    The physician stock-based compensation expense decreased from $4.9 million in 2006 to $4.4 million in 2007. The decrease was driven primarily by the vesting of certain equity instruments in the fourth quarter. As a percentage of service revenue, physician stock-based compensation expense decreased from 5% for 2006 to 3% for 2007.

•

Medical Liability Expense.    Our medical liability expense decreased from $3.9 million for 2006 to $2.9 million for 2007. Medical liability premiums remained consistent in 2006 and 2007 at $1.9 million. The 2007 expense also includes $1.0 million attributable to the increase in our estimated IBNR reserve for exposure related to potential medical liability claims that have not yet been reported. The additional IBNR costs were driven by the acquisitions of TDS and Radlinx and increasing volumes. In 2006, we recorded a $2.0 million reserve that was intended to cover potential medical claims that might arise related to all of the radiological interpretations performed by our affiliated radiologists since inception. As a percentage of service revenue, medical liability expense decreased from 4% for 2006 to 2% for 2007.

Sales, General and Administrative

	Fiscal Year Ended December 31,		Change
	2007	2006	In Dollars	Percentage
Sales, general and administrative (1)	$54,018,090	$27,607,317	$26,410,773	96%
Percentage of service revenue	36%	30%

(1)	Includes non-cash stock-based compensation expense of $10,601,004 for 2007, $1,073,455 for 2006.

The increase in our sales, general and administrative expense from 2006 to 2007 resulted primarily from increases in payroll expense due to additional hiring and acquisitions and our increased non-physician stock-based compensation. As a percentage of service revenue, sales, general and administrative expense increased from 30% to 36% from 2006 to 2007. Higher absolute spending was driven primarily by investments in new service offerings and infrastructure, as well as the expansion of our management team along with temporary duplicative costs related to the recent acquisitions that have not yet been eliminated.

The following expenses comprise our sales, general and administrative expense:

•

Payroll and Related Expense.     Our sales, general and administrative headcount increased from 223 at December 31, 2006 to 503 at December 31, 2007, a 127% increase, and resulted in an increase in non-stock-based payroll expense from $16.4 million to $27.5 million from 2006 to 2007, a 68% increase. This increase in payroll expense resulted from acquisitions, additions due to new business offerings, new management and personnel additions in our quality control and information technology departments.

•

Information Technology and Telecommunications Expense.     Our non-payroll information technology and telecommunications expense increased from $2.0 million in 2006 to $3.1 million for 2007, a 50% increase. The increase in expense resulted from our acquisitions and organic growth as we have expanded our operations to include centralized facilities in locations in the United States to support our service offerings.

•

Facilities Expense.     Our facilities and office-based expense increased from $2.0 million in 2006 to $3.4 million for 2007, a 70% increase. The increase in facilities and office-based expense was driven primarily by the increase in number of facilities and occupancy expenses associated with the acquisitions.

•

Other General and Administrative Expense.     Our other general and administrative expense consists primarily of professional accounting, legal and consulting services, general liability insurance and employee-related expenses such as recruiting, travel and entertainment. Other general and administrative expense increased from $4.3 million in 2006 to $6.6 million in 2007, a 54% increase. The increase in other general and administrative expense was driven primarily by higher accounting and consulting costs related mostly to Sarbanes-Oxley compliance, legal costs as well as higher travel costs.

•

Non-Physician Stock-Based Compensation Expense.     Our non-physician stock-based compensation expense increased from $1.1 million in 2006 to $10.6 million in 2007. This increase was primarily due to increased equity grants made during 2007, including a decision by the Compensation Committee to pay 2007 executive bonuses in restricted stock units in lieu of cash. The restricted stock units were granted with a 1-year vesting period to further align interest of management with those of our stockholders.

Other Income (Expense)

Interest Expense

	Fiscal Year Ended December 31,		Change
	2007	2006	In Dollars	Percentage
Interest expense	$5,885,511	$562,221	$5,323,290	947%
Percentage of service revenue	(4)%	(1)%

Our interest expense for the 2007 consists of the interest expense incurred on term loans under our current Credit Facility. On April 5, 2007 we borrowed $53.0 million in connection with the Radlinx acquisition and an additional $47.0 million on July 10, 2007 in connection with the MPS and ERS acquisitions. Also included in interest expense is $0.4 million of amortized deferred loan fees. Our interest expense for 2006 consisted primarily of interest payable under our credit facility with Comerica Bank. Additionally, in the first quarter of 2006 we incurred an expense of $0.3 million related to unamortized deferred loan fees as a result of terminating our credit facilities with Comerica Bank. Upon the initial public offering in first quarter of 2006, we repaid the balance of the term loan with Comerica Bank and terminated the loan facility.

Interest Income

	Fiscal Year Ended December 31,		Change
	2007	2006	In Dollars	Percentage
Interest income	$3,130,335	$3,027,917	$102,418	3%
Percentage of service revenue	2%	3%

Interest income for the years ended December 31, 2007 and 2006 consisted primarily of interest income on cash balances and marketable securities purchased from the cash we received in connection with our initial public offering and our ongoing operations. In 2006, we received cash proceeds of $86.3 million, of which $30.1 million was used to repay all outstanding indebtedness to Comerica Bank. We invested the remaining balance in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities. The increase in 2007 is primarily due to a full twelve months of interest and better market returns, partially offset by the use of cash for acquisitions.

Change in Fair Value of Redeemable Preferred Stock Conversion Feature

	Fiscal Year Ended December 31,		Change
	2007	2006	In Dollars	Percentage
Change in fair value of redeemable preferred stock conversion feature	$—	$44,183,770	$44,183,770	(100)%
Percentage of service revenue	—%	(48)%

In 2006 through the closing of our initial public offering, the fair value of the redeemable preferred stock conversion feature increased by a total of $44.2 million, resulting in a non-cash expense of $44.2 million in the first quarter of 2006. At the time of the closing of our initial public offering in the first quarter of 2006, all outstanding shares of redeemable preferred stock converted into common stock, and, as a result, after such date we do not record any additional expenses associated with the change in fair value of the conversion feature of our redeemable preferred stock. We will no longer record this expense in future periods.

Income Tax Expense

	Fiscal Year Ended December 31,		Change
	2007	2006	In Dollars	Percentage
Income tax expense	$8,615,352	$10,047,713	$(1,432,361)	(14)%
Percentage of service revenue	6%	11%

We recorded income tax expense of $8.6 million for 2007 and $10.0 million for 2006. The change in income tax expense is due primarily to a corresponding change in pre-tax income, exclusive of the change in fair value of redeemable preferred stock conversion feature referred to above.

Preferred Stock Accretion

	Fiscal Year Ended December 31,		Change
	2007	2006	In Dollars	Percentage
Preferred stock accretion	$—	$117,534	$117,534	(100)%
Percentage of service revenue	—%	—%

The preferred stock accretion is comprised of two types of accretion based on the underlying redeemable convertible preferred stock. For the year ended December 31, 2006, the preferred stock accretion consisted of $93,000 as a result of the accretion of dividends at a daily rate of 6% per annum, and $25,000 as a result of the amortization of the carrying amount of the redeemable convertible preferred to its redemption value using the effective interest method through the redemption period. At the time of the closing of our initial public offering in the first quarter of 2006, all outstanding shares of redeemable preferred stock converted into common stock and, as a result, after such date we did not record any additional accretion and amortization associated with the preferred stock. We will no longer record this expense in future periods.

Comparison of Fiscal Years Ended December 31, 2006 and December 31, 2005

Service Revenue

	Fiscal Year Ended December 31,		Change
	2006	2005	In Dollars	Percentage
Service revenue	$92,168,246	$64,061,528	$28,106,718	44%

The increase in service revenue from the year ended December 31, 2005 to the year ended December 31, 2006 resulted primarily from a 52% increase in volumes primarily due to an increase in the number of our radiology group customers and their affiliated hospitals, an increase in utilization by our customers of our hours of service and the growth in the use of diagnostic imaging technologies and procedures in the healthcare market during this period. The number of radiology group and hospital customers to which we provided service increased from 463 as of December 31, 2005 to 551 as of December 31, 2006, a 19% increase in customers, and the number of hospital sites to which we provided service increased from 860 as of December 31, 2005 to 1,008 as of December 31, 2006, a 17% increase. The increase in the number of our customers and hospitals served resulted primarily from increased market acceptance of teleradiology as a solution, an increase in the recognition by the marketplace of the quality of our service offerings, the success by our sales professionals in generating new customers, and an improvement in our ability to meet the increased demand for our service, primarily through the addition of affiliated radiologists and the expansion of our hours of service.

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

The increase in professional services expense for the year ended December 31, 2006 compared to the year ended December 31, 2005 resulted primarily from an increase in the number of our affiliated radiologists providing service, an increase in our 2006 medical liability expense due to our IBNR reserve, an increase in our physician stock-based compensation expense, as well as an increase in the professional service fees we paid to our affiliated radiologists as a result of increased volumes and scheduled increases in hourly rates under the terms of the professional services agreements with our affiliated radiologists. From December 31, 2005 to December 31, 2006, we increased the number of our affiliated radiologists from 47 to 62. This increase was driven primarily by the increased demand for our services and was attributable to our ability to effectively recruit additional radiologists to meet such demand. While our professional services expense increased by 74% for the period, our professional services expense as a percentage of service revenue increased from 35% for the year ended December 31, 2005, to 43% for the year ended December 31, 2006 due to the expenses described below:

•

Physician Professional Service Fee Expense.     Our physician professional service fee expense increased from $20.5 million for the year ended December 31, 2005 to $30.2 million for the same period in 2006, a 48% increase, and, as a percentage of service revenue, from 32% to 33% during that same period. The increase in expense was largely due to the increased volumes created by our continued growth. The slight increase as a percentage of revenue is driven by modest price declines in the current year.

•

Physician Stock-Based Compensation Expense.     We experienced a significant increase in non-cash physician stock-based compensation expense from $0.9 million for the year ended December 31, 2005 to $4.9 million for 2006. As a percentage of service revenue, physician stock-based compensation expense increased from 1% for the year ended December 31, 2005 to 5% for the same period in 2006. This increase was driven primarily by a significant increase in our stock price which was primarily due to the completion of our initial public offering, an increased number of physicians, and increased vesting in options held by our physicians.

•

Medical Liability Expense.     Our medical liability expense increased from $1.0 million for 2005 to $3.9 million for 2006. Of the expense recorded in 2006, $0.7 million was attributable to a claims loss contingency expense on reported medical liability claims and $2.0 million was attributable to a reserve for exposure related to potential medical liability claims that have not yet been reported. This charge represents a transition to an actuarial analysis that we were first able to complete in late 2006 due to its limited operating and claims experience. The charge is intended to cover potential medical claims that might arise related to all of the radiological interpretations performed by our affiliated radiologists since inception.

Sales, General and Administrative

	Fiscal Year Ended December 31,		Change
	2006	2005	In Dollars	Percentage
Sales, general and administrative (1)	$27,607,317	$22,988,027	$4,619,290	20%
Percentage of service revenue	30%	36%

(1)	Includes non-cash stock-based compensation expense of $1,073,455 for 2006 and $3,273,018 (which amount includes a non-recurring, non-cash sales, general and administrative expense of $2.9 million associated with the full acceleration of shares of common stock held by a member of our board of directors) for 2005.

Total sales, general and administrative expenses are up 20% over 2005. The increase in sales, general and administrative expense was primarily due to increases in payroll expense due to additional hiring and costs associated with the continued growth in our business and increased costs associated with operating as a public company. Of the $23.0 million of expense in the year ended December 31, 2005, $2.9 million was due to a non-cash stock compensation expense associated with a restricted stock grant to one of our board members. Including non-cash stock compensation expense, expressed as a percentage of service revenue, sales, general and administrative expense is down from 36% for the year ended December 31, 2005 to 30% for the year ended December 31, 2006.

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

•

Information Technology and Telecommunications Expense.     Our non-payroll information technology and telecommunications expense increased from $1.7 million for the year ended December 31, 2005 to $2.0 million for year ended December 31, 2006, an 18% increase. As a percentage of service revenue, IT and telecommunications expense decreased from 3% for 2005 to 2% for 2006. This decrease resulted primarily from lower telephone service costs as we implemented cost reduction initiatives.

•

Facilities Expense.     Our facilities and office-based expense increased from $1.5 million for the year ended December 31, 2005 to $2.0 million for the year ended December 31, 2006, a 31% increase. The increase in facilities and office-based expense was driven primarily by increased facilities and occupancy expenses associated with our facilities in Sydney, Australia, Zurich, Switzerland, Milwaukee, Wisconsin and Coeur d’Alene, Idaho.

•

Other General and Administrative Expense.     Our other general and administrative expense consists primarily of professional accounting, legal and consulting services, general liability insurance and employee related expenses such as recruiting, travel and entertainment. Other general and administrative expense increased from $3.1 million for the year ended December 31, 2005 to $4.3 million for the year ended December 31, 2006, a 39% increase. The increase in other general and administrative expense was driven primarily by increased costs associated with operating as a public company such as investor relations and increased directors and officer’s insurance policy premiums as well as increase costs associated with our secondary offering in October 2006, offset by lower accounting, recruiting and legal costs. In addition, we incurred higher travel and entertainment expenses as well as increased training and costs associated with the additional headcount.

•

Non-Physician Stock-Based Compensation Expense.    Our non-physician stock-based compensation expense decreased from $3.3 million for 2005 to $1.1 million for 2006. As a percentage of revenue, these costs were approximately 5% and 1% of revenue for the year ended December 31, 2005 and 2006, respectively. During 2005, $2.9 million of our non-physician stock-based compensation expense was related to the vesting of a restricted stock grant to one of our board members.

Other Income (Expense)

Interest Expense

	Fiscal Year Ended December 31,		Change
	2006	2005	In Dollars	Percentage
Interest expense	$562,221	$1,178,323	$(616,102)	(52)%
Percentage of service revenue	1%	2%

The interest expense for the year ended December 31, 2005 consisted primarily of interest payable under outstanding promissory notes issued to certain affiliates of Summit Partners and interest payable under a $3.0 million revolving line of credit with Silicon Valley Bank. The aggregate principal balance of the outstanding promissory notes was $9.0 million through March 31, 2005. The aggregate principal balance of our revolving credit facility with Silicon Valley Bank was $3.0 million through March 31, 2005. On April 20, 2005, we entered into a loan agreement with Comerica Bank that provided us a $12.0 million term loan facility and a $3.0 million revolving line of credit. We used the proceeds from the term loan facility to repay in full all outstanding indebtedness under the promissory notes held by the entities affiliated with Summit Partners and the revolving credit facility with Silicon Valley Bank. In September 2005, we borrowed an additional $13.0 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. Prior to the initial public offering in February 2006, we borrowed an additional $7.0 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. Thus, our interest expense for 2005 consisted primarily of interest payable under our credit facility with Comerica Bank up until the termination of that agreement in February 2006. Upon the initial public offering in first quarter of 2006, we repaid the balance of the term loan with Comerica Bank and terminated the loan facility. Additionally, in the year ended December 31, 2006 we incurred an expense of $0.3 million related to unamortized deferred loan fees as a result of terminating our credit facilities with Comerica Bank.

Interest Income

	Fiscal Year Ended December 31,		Change
	2006	2005	In Dollars	Percentage
Interest income	$3,027,917	$67,072	$2,960,843	4414%
Percentage of service revenue	4%	—%

Interest income for the year ended December 31, 2006 consisted primarily of interest income on cash balances and marketable securities purchased from the cash we received in connection with our initial public offering and operations. We received cash proceeds of $86.3 million, of which $30.1 million was used to repay all outstanding indebtedness to Comerica Bank. We invested the remaining balance in a mix of highly-liquid, investment-grade securities and cash, primarily consisting of securities issued by U.S. government and federal agencies along with money market accounts and municipal securities.

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

We recorded income tax expense of $10.0 million for 2006 and $6.4 million for 2005. The change in income tax expense is due to a corresponding change in pre-tax income, as compared to the same period for 2005.

Preferred Stock Accretion

	Fiscal Year Ended December 31,		Change
	2006	2005	In Dollars	Percentage
Preferred stock accretion	$117,534	$1,062,451	$(944,917)	(89)%
Percentage of service revenue	—%	2%

The preferred stock accretion is comprised of two types of accretion based on the underlying redeemable convertible preferred stock. For the year ended December 31, 2006, the preferred stock accretion consisted of approximately $93,000 as a result of the accretion of dividends at a daily rate of 6% per annum, and approximately $25,000 as a result of the amortization of the carrying amount of the redeemable convertible preferred to its redemption value using the effective interest method through the redemption period. For 2005, the preferred stock accretion consisted of $0.8 million as a result of the accretion of dividends and $0.2 million as a result of the amortization. At the time of the closing of our initial public offering in the first quarter of 2006, all outstanding shares of redeemable preferred stock converted into common stock and, as a result, after such date we did not record any additional accretion and amortization associated with the preferred stock. Thus, because we recorded an expense due to the accretion of our preferred stock for only a portion of the first quarter of 2006, we experienced lower expense than that recorded in 2005. We will no longer record this expense in future periods.

Preferred Dividends

	Fiscal Year Ended December 31,		Change
	2006	2005	In Dollars	Percentage
Preferred dividends	$—	$5,486,555	$(5,486,555)	(100)%
Percentage of service revenue	—%	9%

In September 2005, we borrowed $13.0 million under our term loan facility with Comerica Bank and distributed the full amount as a special distribution to the holders of our common stock and redeemable preferred stock. A second dividend in the amount of $7.0 million or $0.295 per share for each share of common stock and preferred stock outstanding as of September 9, 2005 was also declared in September 2005. $5.5 million of these combined amounts was attributable to the holders of our redeemable preferred stock.

Seasonality in Operating Results

Historically, we have seen an increase in same-site volumes during the second and third quarters of each fiscal year, when weather conditions tend to be warmer in much of the United States. We believe these increases are a result of increased outdoor and transportation activities during summer months and our customers taking greater advantage of our coverage. During the first and fourth quarters of each fiscal year, when weather conditions are colder for a large portion of the United States, we have historically experienced relatively lower same-site volumes than those experienced during the second and third quarters. We expect this seasonality to continue.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

Our financial position includes cash, cash equivalents and marketable securities of $62.5 million at December 31, 2007 and $84.3 million at December 31, 2006.

The discussion below highlights significant aspects of our capital resources and cash flow activities (in millions).

	December 31, 2007	December 31, 2006
Capital resources
Cash and cash equivalents	$31.9	$46.5
Marketable securities	30.6	37.8

Total	$62.5	$84.3

	December 31, 2007	December 31, 2006
Cash flow activities
Net cash provided (used) by:
Operating activities	$23.6	$19.1
Investing activities	(123.4)	(40.0)
Financing activities	85.2	54.8

Increase (decrease) in cash and cash equivalents	$(14.6)	$33.9

The discussion below highlights significant aspects of our cash flows.

Operating Activities

Since our inception in August 2001, we have funded our operations primarily from cash flows generated by our operating activities. Net cash from operations in 2007, 2006 and 2005 was $23.6 million, $19.1 million and $11.5 million, respectively.

For the year ended December 31, 2007, we generated net cash from operations of $23.6 million from net income of $14.7 million. Significant non-cash charges included in net income that did not impact our net cash from operations during this period include depreciation and amortization of $7.9 million and stock compensation expense of $15.0 million.

For the year ended December 31, 2006, we generated net cash from operations of $19.1 million from a net loss of $28.4 million. Significant non-cash charges included in the net loss that did not impact our net cash from operations during this period include depreciation and amortization of $2.2 million, $0.3 million for the write-off of financing fees, stock compensation expense of $6.0 million and $44.2 million from the change in fair value of our redeemable preferred stock conversion feature.

The changes in our operating assets and liabilities, net of acquired balances, and the associated impacts on our net cash from operations during the fiscal year ended December 31, 2007 as compared to the changes during the fiscal year ended December 31, 2006 are primarily due to the following factors:

•

Accounts Receivable.    Accounts receivable increased by $8.2 million during the twelve months ended December 31, 2007 compared to a $2.5 million increase during the twelve months ended December 31, 2006. Increases in accounts receivable decrease cash from operations. The increase in receivables is due to an absolute increase in our total revenue driven growth both organically and from our acquisitions. Monthly billings at year end have increased by approximately 82% in 2007 compared to 2006.

•

Deferred Income Tax.    Exclusive of deferred income taxes recorded in purchase accounting in connection with the business acquisitions, the deferred income tax assets increased by $6.1 million during the year ended December 31, 2007 compared to an increase of $3.4 million during the year ended December 31, 2006. The increase is primarily due to an increase in non-deductible stock compensation expense in 2007 in comparison to 2006.

Investing Activities

Net cash used in investing activities was $123.4 million for the year ended December 31, 2007. Net cash used by investing activities was primarily attributable to the use of $22.7 million for the acquisition of TDS, $41.2 million for the acquisition of Radlinx and $62.9 million for the acquisitions of MPS and ERS.

Investments in marketable securities with maturities greater than ninety days are classified as investing activities on the Consolidated Statement of Cash Flows. Investment activity during 2007 included the purchase of $34.2 million in marketable securities, offset by cash receipts of $41.8 million as a result of certain investments reaching maturity during the period. We also invested $4.6 million in property and equipment during 2007. The majority of these capital expenditures were associated with computer equipment and the continued investment in our information technology infrastructure.

Net cash used in investing activities was $40.0 million for the year ended December 31, 2006. This increase in net cash used in investing activities over this period resulted primarily from the purchase of $84.8 million in marketable securities from a portion of the net cash proceeds received from our initial public offering. We also received $47.6 million as a result of certain of our investments reaching maturity during the year ended December 31, 2006. We also invested $2.9 million in property and equipment during 2006. The majority of these capital expenditures were associated with purchases of equipment and the continued investment in our information technology infrastructure.

Financing Activities

Net cash provided by financing activities was $85.2 million for the year ended December 31, 2007. On April 5, 2007, we entered into a term loan in the amount of $53.0 million to acquire Radlinx. Immediately following the acquisition of Radlinx, we paid in full $12.6 million in assumed notes payable and lines of credit. In July 2007, we amended the credit facility and increased the loan to $100.0 million as part of the financing for the MPS and ERS acquisitions. We also incurred $4.5 million in deferred financing costs. The remaining financing activities represent the cash proceeds to us from the exercise of stock options.

Net cash provided by financing activities was $54.8 million for the year ended December 31, 2006. During the first quarter of 2006 we completed our initial public offering from which we received net proceeds of $84.7 million after deducting discounts and commissions paid to our underwriters and $1.6 million in stock issuance costs paid during the year.

On January 2, 2006, we paid a regularly scheduled debt payment to Comerica Bank in the amount of $1.1 million. On February 8, 2006, we borrowed an additional $7.0 million under our term loan facility and distributed the full amount as a special dividend to the holders of our common stock and our then-outstanding redeemable convertible preferred stock. On February 14, 2006, we repaid in full the outstanding principal with Comerica Bank in the amount of $29.9 million with proceeds from our initial public offering. After repaying this outstanding debt, we terminated our term and revolving loan facilities with Comerica Bank.

Financial condition and liquidity

We expect our long-term liquidity needs to consist primarily of working capital, capital expenditure requirements and future acquisitions. We intend to fund these liquidity needs from cash generated from operations and through credit agreements. We entered in to a credit agreement on April 5, 2007 and amended it July 10, 2007. We borrowed $100.0 million under the Amended Credit Facility. Interest under the credit agreement is based on a floating per annum rate (based upon one, two, three or six-month interest periods) based on LIBOR plus a margin of 2.50% (7.33% at December 31, 2007). During 2007, we entered into two interest rate swap contracts to cover the full $100.0 million in borrowings and to provide a hedge for us against changes in the interest payments in the next three years associated with this variable-rate long-term debt. While these swaps are in place, our effective rate should be approximately 7.4%. The Amended Credit Facility is guaranteed by substantially all of our assets as collateral. As discussed above, we used the proceeds to purchase Radlinx, MPS and ERS. For more information on our financing activities, see Note 6 “Long-Term Debt,” of the Notes to Consolidated Financial Statements in Item 8. Our outstanding balance on this agreement at December 31, 2007 was $99.5 million. We believe our capital resources will be sufficient to meet our anticipated cash needs, including interest and principal payments on our outstanding debt, for at least the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

Our Sydney and San Francisco office leases and our medical liability insurance policy are collateralized by separate letters of credit totaling $0.7 million and $0.6 million as of December 31, 2007 and 2006, respectively.

Contractual Obligations

The following table presents a summary of our contractual obligations as of December 31, 2007:

	Payments Due Within
(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt obligations (a)	$1.0	$2.0	$2.0	$94.5	$99.5
Interest on long-term borrowings (b)	7.4	14.4	14.0	10.5	46.3
Operating lease commitments	2.5	3.9	3.1	4.4	13.9

Total contractual obligations	$10.9	$20.3	$19.1	$109.4	$159.7

(a)	See above information on Credit Agreement.
(b)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the effective rate as of December 31, 2007 including the impact of current interest rate swap contracts.

As a result of the adoption of FIN 48 during 2007, we have recorded a $0.3 million liability for uncertain tax positions as of December 31, 2007, of which the entire amount may result in cash payment. We are not including these amounts in the above contractual obligations table because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

New Accounting Pronouncements

See Note 1 for a discussion of SFAS 157, “Fair Value Measurements,” issued by the FASB in September 2006, SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” issued by the FASB in February 2007, SAFS 141(R), “Business Combinations,” issued by the FASB in December 2007, and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51,” issued by the FASB in February 2007. We are currently evaluating the impact of these accounting pronouncements, if any, on our financial statements.

We have evaluated FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which was issued by the FASB in July 2006. We adopted the provisions of FIN 48 on January 1, 2007. As a result, we recorded $660,800 of unrecognized tax benefits. Final recognition of those benefits would result in corresponding unrecognized tax obligations of $601,100. Accordingly, the net impact on retained earnings for the cumulative effect of adopting FIN 48 was $59,700. All of the unrecognized tax benefits would affect our effective tax rate if recognized. See Notes 1 and 10 of the Notes to Consolidated Financial Statements in Item 8 for further discussion of the impact of FIN 48 to the financial statements.

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $31.9 million at December 31, 2007. These amounts were invested primarily in interest-bearing money market accounts. Additionally, we had marketable securities totaling $30.6 million at December 31, 2007 invested primarily in U.S. government agency securities and municipal securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, any declines in interest rates will reduce future investment income.

As of December 31, 2007, we had $99.5 million in variable rate debt. Because of the two interest rate swap contracts entered in to during 2007, these debt amounts are not subject to interest rate risk during the terms of such contracts. For more information on our hedging activities, see Note 12 “Derivative Financial Instruments,” of the Notes to Consolidated Financial Statements in Item 8.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NightHawk Radiology Holdings, Inc.

Coeur d’Alene, Idaho

We have audited the accompanying consolidated balance sheets of NightHawk Radiology Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NightHawk Radiology Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which changed its method of accounting for income taxes as of January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

February 14, 2008

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$31,956,468	$46,500,818
Marketable securities	30,624,642	37,810,963
Trade accounts receivable, net	25,665,009	12,706,146
Deferred income taxes	655,124	365,930
Prepaid expenses and other current assets	2,812,231	2,076,037

Total current assets	91,713,474	99,459,894

Property and equipment, net	10,554,913	6,192,541
Goodwill	68,601,360	4,913,844
Intangible assets, net	87,132,789	2,922,543
Deferred income taxes	1,251,113	2,480,972
Other assets, net	4,212,038	96,572

Total	$263,465,687	$116,066,366

LIABILITIES
Current liabilities:
Accounts payable	$6,071,513	$3,437,458
Accrued expenses	12,880,852	5,615,176
Accrued performance bonuses	2,106,610	1,024,891
Accrued payroll and related benefits	2,462,813	1,359,107
Long-term debt, due within one year	1,000,000	—

Total current liabilities	24,521,788	11,436,632

Insurance reserve	3,038,000	2,000,000
Long-term debt	98,500,000	—
Other liabilities	2,717,185	—

Total liabilities	128,776,973	13,436,632

Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock—150,000,000 shares authorized; $.001 par value; 30,312,322 and 29,944,069 shares issued and outstanding at December 31, 2007 and 2006, respectively	30,312	29,944
Additional paid-in capital	249,273,581	230,116,635
Retained earnings (deficit)	(112,957,598)	(127,516,845)
Accumulated other comprehensive income (deficit)	(1,657,581)	—

Total stockholders’ equity	134,688,714	102,629,734

Total	$263,465,687	$116,066,366

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
Service revenue	$151,662,042	$92,168,246	$64,061,528
Operating costs and expenses:
Professional services (includes non-cash compensation expense of $4,429,358, $4,886,678 and $916,170)	63,617,406	38,963,287	22,401,184
Sales, general, and administrative (includes non-cash compensation expense of $10,601,004, $1,073,455 and $3,273,018)	54,018,090	27,607,317	22,988,027
Depreciation and amortization	7,899,256	2,198,714	1,350,536

Total operating costs and expenses	125,534,752	68,769,318	46,739,747

Operating income	26,127,290	23,398,928	17,321,781
Other income (expense):
Interest expense	(5,885,511)	(562,221)	(1,178,323)
Interest income	3,130,335	3,027,917	67,072
Other, net	(62,916)	(34,258)	(51,147)
Change in fair value of redeemable preferred stock conversion feature	—	(44,183,770)	(39,728,473)

Total other income (expense)	(2,818,092)	(41,752,332)	(40,890,871)

Income (loss) before income taxes	23,309,198	(18,353,404)	(23,569,090)
Income tax expense	8,615,352	10,047,713	6,391,302

Net income (loss)	14,693,846	(28,401,117)	(29,960,392)
Redeemable preferred stock accretion	—	(117,534)	(1,062,451)
Preferred dividends	—	—	(5,486,555)

Net income (loss) applicable to common stockholders	$14,693,846	$(28,518,651)	$(36,509,398)

Earnings (loss) per common share:
Basic	$0.49	$(1.00)	$(2.11)
Diluted	$0.47	$(1.00)	$(2.11)
Weighted average of common shares outstanding:
Basic	30,083,080	28,528,079	17,273,970
Diluted	31,083,971	28,528,079	17,273,970

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance—December 31, 2004	15,522,860	$15,523	$2,916,406	$—	$(25,640,879)	$(22,708,950)
Net loss					(29,960,392)	(29,960,392)
Issuance of restricted stock to non-employees			2,926,255			2,926,255
Issuance of stock options—employees			346,763			346,763
Issuance of stock options—non-employees			916,170			916,170
Stock issued in acquisition	315,279	315	2,328,757			2,329,072
Accretion of redeemable common stock					(10,947,864)	(10,947,864)
Accretion of redeemable preferred stock					(1,062,451)	(1,062,451)
Dividends paid ($.549 per common and preferred share)					(13,000,000)	(13,000,000)
Dividends declared ($.295 per common and preferred share)					(7,000,000)	(7,000,000)

Balance—December 31, 2005	15,838,139	$15,838	$9,434,351	$—	$(87,611,586)	$(78,161,397)
Net loss					(28,401,117)	(28,401,117)
Shares issued upon exercise of stock options	134,498	134	403,469			403,603
Issuance of stock options—employees			879,875			879,875
Issuance of stock options—non-employees			5,080,258			5,080,258
Issuance of stock—initial public offering	5,800,000	5,800	86,298,200			86,304,000
Stock issuance costs			(2,112,365)			(2,112,365)
Conversion of redeemable preferred stock	6,500,003	6,500	13,267,950			13,274,450
Reclassification of redeemable common stock	1,671,429	1,672	26,741,189			26,742,861
Termination of redeemable preferred stock conversion feature			89,440,020			89,440,020
Accretion of redeemable common stock					(11,386,608)	(11,386,608)
Accretion of redeemable preferred stock					(117,534)	(117,534)
Excess tax benefit from stock options exercised			683,688			683,688

Balance—December 31, 2006	29,944,069	$29,944	$230,116,635	$—	$(127,516,845)	$102,629,734
Cumulative impact of change in accounting for in income taxes					(134,599)	(134,599)
Net income					14,693,846	14,693,846
Shares issued upon exercise of stock options and vesting of restricted stock units	368,253	368	1,162,707			1,163,075
Issuance of stock options—employees			8,330,075			8,330,075
Issuance of stock options—non-employees			4,705,065			4,705,065
Excess tax benefit from stock options exercised			1,624,889			1,624,889
Issuance of warrants in acquisitions			3,334,210			3,334,210
Change in fair value of derivatives, net of tax				(1,657,581)		(1,657,581)

Balance—December 31, 2007	30,312,322	$30,312	$249,273,581	$(1,657,581)	$(112,957,598)	$134,688,714

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$14,693,846	$(28,401,117)	$(29,960,392)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,899,256	2,198,714	1,350,536
Accretion of discounts on marketable securities	(355,644)	(634,848)	—
Amortization of debt issuance costs	395,324	—	—
Other losses	198,463	365,024	22,748
Deferred income taxes (excluding effects of acquisitions)	(6,097,929)	(3,418,406)	(771,922)
Change in fair value of redeemable preferred stock conversion feature	—	44,183,770	39,728,473
Non-cash stock compensation expense	15,030,362	5,960,133	4,189,188
Excess tax benefit from exercise of stock options	(1,624,889)	(683,688)	—
Provision for doubtful accounts and sales credits	403,687	256,503	310,178
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade accounts receivable	(8,244,818)	(2,477,078)	(3,717,638)
Prepaid expenses and other assets	(273,997)	(1,355,059)	(1,941,686)
Accounts payable	2,701,286	4,664,348	1,944,654
Accrued expenses	(641,042)	(1,545,186)	(115,888)
Accrued bonus	(913,503)	(306,459)	12,501
Accrued payroll and related benefits	466,306	324,027	477,796

Net cash provided by operating activities	23,636,708	19,130,678	11,528,548

Cash flows from investing activities:
Purchase of marketable securities	(34,221,035)	(84,823,115)	—
Proceeds from maturities of marketable securities	41,763,000	47,647,000	—
Purchase of property and equipment	(4,546,200)	(2,872,419)	(2,841,764)
Cash and cash equivalents received from acquisitions	339,085	—	36,695
Cash paid for acquisitions	(126,759,380)	—	(500,000)

Net cash used in investing activities	(123,424,530)	(40,048,534)	(3,305,069)

Cash flows from financing activities:
Repayments of lines of credit	(1,678,953)	—	(3,000,000)
Proceeds from notes payable and debt	100,000,000	7,000,000	25,780,900
Repayment of notes payable and debt	(11,366,093)	(31,003,429)	(11,207,753)
Debt issuance costs	(4,499,446)	—	—
Proceeds from issuance of common stock, net of issuance costs	—	84,724,323	—
Proceeds from exercise of stock options	1,163,075	403,605	—
Excess tax benefit from exercise of stock options	1,624,889	683,688	—
Dividends paid	—	(7,000,000)	(13,000,000)

Net cash provided by (used in) financing activities	85,243,472	54,808,187	(1,426,853)

Net (decrease) increase in cash and cash equivalents	(14,544,350)	33,890,331	6,796,626
Cash and cash equivalents—beginning of year	46,500,818	12,610,487	5,813,861

Cash and cash equivalents—end of year	$31,956,468	$46,500,818	$12,610,487

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,460,431	$648,236	$963,794
Cash paid for income taxes	13,210,019	14,119,091	6,689,743

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended December 31,
	2007	2006	2005
Non-cash investing and financing activities:
Purchases of equipment included in accounts payable	$176,218	$78,441	$22,114
Acquisition costs included in accrued expenses and accounts payable	104,749	—	—
Accretion of redeemable preferred stock	—	117,534	1,062,451
Accretion of redeemable common stock	—	11,386,608	10,947,864
Conversion of redeemable convertible preferred stock	—	13,274,450	—
Conversion of redeemable common stock	—	26,742,861	—
Termination of preferred stock conversion feature	—	89,440,020	—
Stock issuance costs paid in 2005 reclassified to additional paid-in capital	—	532,686	—
Prepayment of expenses with notes payable	—	—	780,900

Details of American Teleradiology Nighthawks, Inc. Acquisition:
Receivables		$—	$(1,005,609)
Other assets		—	(257,435)
Property and equipment		105,991	(293,183)
Deferred income tax assets		—	(71,592)
Goodwill		(3,578,056)	(381,000)
Intangible assets		—	(2,680,000)
Accounts payable and other liabilities		—	666,215
Deferred income tax liabilities		(38,960)	1,299,945
Notes payable assumed		—	430,282
Issuance of common stock		—	2,329,072
Contingently issuable common stock		3,511,025

Net cash received in acquisition		$—	$36,695

Details of Teleradiology Diagnostic Service, Inc. Acquisition:
Cash	$78,892
Receivables	1,315,679
Other assets	85,363
Property and equipment	197,062
Deferred income tax assets	25,808
Goodwill	16,078,354
Intangible assets	12,250,000
Accounts payable and other liabilities	(1,393,825)
Deferred income tax liabilities	(4,816,209)
Contingently liability in escrow	(1,150,000)

Net cash paid for acquisition	$22,671,124

Details of The Radlinx Group, LTD. Acquisition:
Cash	$8,276
Receivables	3,355,829
Other assets	276,858
Property and equipment	663,174
Goodwill	40,449,926
Intangible assets	19,400,000
Accounts payable and other liabilities	(2,234,581)
Deferred income tax liabilities	(3,307,776)
Debt assumed	(12,545,047)
Contingent consideration	(4,925,676)

Net cash paid for acquisition	$41,140,983

Details of Midwest Physicians Services, LLC and Emergency Radiology Services, LLC Acquisitions:
Cash	$251,917
Receivables	446,224
Other assets	111,320
Property and equipment	1,814,433
Goodwill	7,054,487
Intangible assets	57,590,000
Accounts payable and other liabilities	(986,898)
Warrants issued	(3,334,210)

Net cash paid for acquisitions	$62,947,273

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2007	2006	2005
Net income (loss)	$14,693,846	$(28,518,651)	$(36,509,398)
Other comprehensive income:
Change in fair value of interest rate swaps	(2,717,185)	—	—
Less deferred income taxes	1,059,581	—	—

Net other comprehensive income (loss)	(1,657,604)	—	—

Comprehensive income (loss)	$13,036,242	$(28,518,651)	$(36,509,398)

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Background—NightHawk Radiology Holdings, Inc. and its subsidiaries (the “Company”) provide professional services, business services, and clinical workflow technology to radiology groups and hospitals across the United States. The Company’s corporate offices are located in Coeur d’Alene, Idaho and its primary reading facilities are in Sydney, Australia and Zurich, Switzerland and various locations throughout the United States. The Company reports as one segment and its functional currency is the U.S. dollar.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, the loss contingency for medical liability claims, reserves for incurred but not reported (“IBNR”) medical liability claims and estimates used for the purpose of determining stock-based compensation.

Cash and Cash Equivalents—The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

Trade Accounts Receivable—Trade accounts receivable represent receivables for services and are recorded at the invoiced amount and are non-interest bearing. The Company has a history of minimal uncollectible receivables. Management reviews past due accounts receivable to identify specific customers with known disputes or collectibility issues. As of December 31, 2007 and 2006, the Company had reserved approximately $602,000 and $380,000, respectively, for doubtful accounts based on its estimate of the collectibility of outstanding receivables as of those dates.

Marketable Securities—The Company determines the appropriate classification of investments in marketable debt and equity securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable debt and equity securities have been classified and accounted for as available for sale. The Company may or may not hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities. The Company expects that the majority of marketable securities will be sold within one year, regardless of maturity date. The

Company primarily invests in high-credit-quality debt instruments with an active resale market and money market funds to ensure liquidity and the ability to readily convert these investments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, all marketable securities have been classified as current assets in the accompanying balance sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which would be recorded as other income or expense. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of other income or expense.

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

The Company records reserves for both reported and IBNR amounts. Reported amounts are reserved based upon the Company’s best estimate of future probable costs. IBNR amounts are estimated using historical claims information and industry indices. This reserve is intended to cover potential medical claims that might arise related to the radiological past interpretations performed by the Company’s affiliated radiologists.

Operating Leases—The Company leases various office space under operating leases. Certain lease arrangements contain rent escalation clauses for which the lease expense is recognized on a straight-line method over the term of the leases.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets—Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeds the fair values of net identifiable assets on the date of purchase. Goodwill is not subject to amortization; however it is subject to periodic impairment assessments. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) the Company is required to perform at least an annual goodwill impairment test and to consider other indicators that may arise throughout the year to re-evaluate carrying value. To the extent carrying value exceeds fair value at the date impairment is tested, the Company reduces goodwill by recording a charge to operations. The annual impairment test is performed as of October 1 of each fiscal year and the conclusion was reached that goodwill was not impaired at October 1, 2007 or 2006. Goodwill impairment tests will continue to be performed at least annually and more frequently if circumstances indicate a possible impairment.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company performs impairment tests using discounted cash flows, valuation analyses or comparisons to recent sales or purchase transactions to determine estimated fair value. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The annual impairment test is performed as of October 1 of each fiscal year and the conclusion was reached that intangible assets were not impaired at October 1, 2007 or 2006.

Revenue Recognition and Presentation—Service revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Radiological service revenue is recognized in the fiscal month when the radiological interpretation is complete and delivered to the customer. Revenues associated with business services are recognized in the fiscal month services are rendered under services arrangements.

Professional Services Expenses—Professional service expenses consist primarily of the fees the Company pays to affiliated radiologists, any physician stock-based compensation, the premiums for medical liability insurance, any medical liability claims loss expenses. Affiliated radiologists are independent contractors compensated using a formula that is generally based upon the number of hours worked, with additional incentives for the workload completed as well as year-end discretionary bonuses. Professional services expenses are recognized in the month in which the services are performed. The Company recognizes expenses associated with medical liability premiums in the month in which the expense is incurred. The Company records medical liability loss contingency expenses in the month in which the Company deems such liability probable.

Sales, General and Administrative Expense—Sales, general and administrative expense consists primarily of salaries and related expenses for all employees and non-physician contractors, non-physician stock-based compensation, information technology and telecommunications expenses, costs associated with licensing and privileging the Company’s affiliated radiologists, facilities and office-related expenses, sales and marketing expenses and other general and administrative expenses.

Stock-Based Compensation—The Company records stock-based compensation expense in connection with any grant of stock options or restricted stock units to affiliated radiologists. Beginning on January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123 (R)”). As a result, the Company calculates the stock-based compensation expense associated with the issuance of stock-based compensation to affiliated radiologists in accordance with SFAS 123 (R), and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). The Company calculates the stock-based compensation expense related to the issuance of common stock or restricted stock units to affiliated radiologists based on the fair value of common stock at the date the shares or restricted stock units were earned. Stock-based compensation related to affiliated radiologists is included in professional services expenses.

The Company also records stock-based compensation expense in connection with any grant of stock options or restricted stock units to employees, directors and non-physician contractors. The Company calculates the stock-based compensation expense associated with the issuance of options or restricted stock units to the Company’s employees, directors and non-physician contractors in accordance with SFAS 123 (R). Stock-based compensation related to employees, directors and non-physician contractors is included in sales, general and administrative expenses.

Prior to January 1, 2006, the Company calculated the stock-based compensation expense associated with the issuance of stock-based compensation to affiliated radiologists in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”) and EITF 96-18.

Income Taxes—The Company recognizes income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

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

The Company recorded an additional $44,400 of net unrecognized tax benefits in the year ended December 31, 2007. All of the unrecognized tax benefits would affect the Company’s effective tax rate if recognized. The Company does not anticipate a material change to the total amount of unrecognized tax benefits within the next twelve months.

Interest and penalties related to income tax liabilities are included in Other Expense. As a result of the implementation of FIN 48, the Company recorded a cumulative effect adjustment to retained earnings of $6,700 for accrued interest and $68,200 for penalties on unrecognized tax benefits. During the year ended December 31, 2007, the Company recorded $6,800 of additional interest and $71,300 of additional penalties on unrecognized tax benefits.

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

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality credit institutions. At times, such amounts may be in excess of insured amounts. As of December 31, 2007 and 2006, a total of approximately $11,986,000 and $10,690,000, respectively, of cash and cash equivalents was in excess of insured amounts.

Fair Value of Financial Instruments—The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, current liabilities and debt approximate their fair value because of their short duration.

Derivative Financial Instruments—Accounting for derivative instruments and hedging activities requires the Company to recognize all derivatives on the consolidated balance sheet at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If the derivative is a qualifying cash flow hedge, changes in its fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.

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

Recently Issued Accounting Standards—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value according to accounting principles generally accepted in the United States, and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. The provisions of SFAS 157 are effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. This standard is not expected to have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumes, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effect of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. SFAS 141(R) will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 141(R) on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires that all entities in which its parent has a controlling financial interest be consolidated into the parent at 100 percent of fair value and the parent’s consolidated net income include amounts attributable to both the parent and noncontrolling interest. SFAS 160 clarifies that non-controlling interests in subsidiaries be presented as equity and any changes to the ownership interest are considered equity transactions providing the parent maintains its controlling financial interest in the subsidiary. SFAS 160 will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 160 on its financial position and results of operations.

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

In accordance with the terms of the Purchase Agreement, the Company acquired all of the outstanding equity interests of MPS and ERS for aggregate consideration of (i) $62,947,273 in cash, including certain costs associated with the acquisition totaling $487,273 and (ii) a warrant that was issued to St. Paul Radiology. This warrant entitles St. Paul Radiology to purchase 300,000 shares of common stock of the Company at any time after July 16, 2010 and before July 16, 2017 at a price equal to the market price of a share of the Company’s common stock at closing on July 16, 2007, which was $18.75 at close. The fair value of the warrant of $3,334,210 was calculated using a Black-Scholes model. $57,460,000 of the cash portion of the purchase price was paid to SPR Holdings at closing and the remaining $5,000,000 was placed into an escrow account to serve as a source of funds to satisfy the indemnification obligations of SPR Holdings under the Purchase Agreement.

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

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price allocations are based on internal analyses and may be adjusted during the allocation period as defined in SFAS No. 141, Business Combinations (“SFAS 141”).

Current assets	$809,460
Fixed assets	1,814,433
Intangible assets	57,590,000
Goodwill	7,054,487

Assets acquired	67,268,380

Current liabilities	676,050
Long-term liabilities	310,848

Liabilities assumed	986,898

Purchase price	$66,281,482

The acquisition of MPS and ERS resulted in the assets acquired and liabilities assumed being recorded based on their estimated fair values on the acquisition date. Goodwill of $7,054,487, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS 142. The total goodwill balance is deductible for tax purposes. The results of operations of MPS and ERS have been included in the Company’s consolidated statements of operations and cash flows starting on July 17, 2007.

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

	$57,590,000

All intangible assets are being amortized on a straight-line basis over their expected useful lives (Note 4).

The following unaudited pro forma information assumes the MPS and ERS acquisitions occurred as of January 1, 2006. The unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2007 and 2006. The unaudited pro forma results are not necessarily indicative of what would have occurred had the acquisition actually occurred as of January 1, 2006 or of future operations of the combined companies. Additionally, the unaudited pro forma results do not give effect to any potential cost savings or other synergies that could result from the combination of NightHawk, MPS and ERS or take in to account the restructuring of service agreements and other contracts renegotiated as part of the combination.

	Year Ended December 31, 2007	Year Ended December 31, 2006
	(unaudited)
Service revenue	$162,258,169	$110,610,302
Net income (loss)	14,768,812	(26,911,405)
Net income (loss) applicable to common shareholders	14,768,812	(27,028,939)
Earnings (loss) per common share, basic	0.49	(0.95)
Earnings (loss) per common share, diluted	0.47	(0.95)

THE RADLINX GROUP, LTD.

On April 5, 2007, the Company completed the acquisition of all of the outstanding equity interests of The Radlinx Group, Ltd., a privately held radiology services company (“Radlinx”) for consideration consisting of $53,000,000 in cash at closing and an additional $449,473 paid in the fourth quarter of 2007 as settlement of a contractual working capital adjustment included in the purchase agreement. Initial consideration also included the assumption of $12,608,070 in liabilities which were paid in full immediately following the acquisition and $299,581 of certain costs associated with the acquisition.

Additional cash consideration will be paid as an earnout within 45 days of the one-year anniversary of the closing. This contingent consideration will be equal to 25% of the revenues generated by certain identified customers during that one-year period. As of December 31, 2007, the Company has recorded an additional liability of $4,925,676 for this contingent consideration.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price allocations are based on internal analyses and may be adjusted during the allocation period as defined in SFAS 141.

Current assets	$3,640,963
Fixed assets	663,174
Intangible assets	19,400,000
Goodwill	40,449,926

Assets acquired	64,154,063

Current liabilities	5,416,510
Long-term liabilities	12,670,893

Liabilities assumed	18,087,403

Purchase price	$46,066,660

The acquisition of Radlinx resulted in the assets acquired and liabilities assumed being recorded based on their estimated fair values on the acquisition date. Goodwill of $40,449,926, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS 142. $28,937,100 of the goodwill balance is deductible for tax purposes. The results of operations of Radlinx have been included in the Company’s consolidated statements of operations and cash flows starting on April 6, 2007.

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

	$19,400,000

All intangible assets are being amortized on a straight-line basis over their expected useful lives (Note 4).

The following unaudited pro forma information assumes the Radlinx acquisition occurred as of January 1, 2006. The unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2007 and 2006. The unaudited pro forma results are not necessarily indicative of what would have occurred had the acquisition actually occurred as of January 1, 2006 or of future operations of the combined companies.

	Year Ended December 31, 2007	Year Ended December 31, 2006
	(unaudited)
Service revenue	$157,838,424	$110,223,394
Net income (loss)	12,900,495	(30,519,854)
Net income (loss) applicable to common shareholders	12,900,495	(30,637,388)
Earnings (loss) per common share, basic	0.43	(1.07)
Earnings (loss) per common share, diluted	0.41	(1.07)

TELERADIOLOGY DIAGNOSTIC SERVICE, INC.

On February 9, 2007, the Company entered into a Share Purchase Agreement with Teleradiology Diagnostic Service, Inc. (“TDS”), each of the shareholders of TDS and certain other related parties, pursuant to which the Company acquired all of the outstanding stock of TDS. The execution of the Share Purchase Agreement and the closing of the transaction occurred simultaneously. Under the terms of the Share Purchase Agreement, the Company acquired all of the outstanding stock of TDS, a privately held company, for an aggregate cash consideration of $23,821,124 in cash, including certain costs associated with the acquisition and $1,150,000 to be paid out at the conclusion of the eighteen month escrow period.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price allocations are based on internal analyses and may be adjusted during the allocation period as defined in SFAS 141.

Current assets	$1,505,742
Fixed assets	197,062
Intangible assets	12,250,000
Goodwill	16,078,354

Assets acquired	30,031,158

Current liabilities	1,393,825
Long-term liabilities	4,816,209

Liabilities assumed	6,210,034

Purchase price	$23,821,124

The acquisition of TDS resulted in the assets acquired and liabilities assumed being recorded based on their estimated fair values on the acquisition date. Goodwill of $16,078,354, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS 142. None of the goodwill balance is deductible for tax purposes The results of operations of TDS have been included in the Company’s consolidated statements of operations and cash flows starting on February 9, 2007.

The determination of the estimated fair value of the intangible assets acquired required management to make significant estimates and assumptions. These assumptions included future expected cash flows from customer contracts, certain noncompete agreements, customer lists, and the “TDS” tradename, and the useful lives of the intangible assets.

The amount allocated to intangible assets was attributed to the following categories:

	Acquired Value	Estimated Useful Life
Noncompete agreements	$500,000	3 years
Tradename and trademarks	400,000	5 years
Customer lists and relationships	11,350,000	10 years

	$12,250,000

All intangible assets are being amortized on a straight-line basis over their expected useful lives (Note 4).

AMERICAN TELERADIOLOGY NIGHTHAWKS, INC.

On September 30, 2005, the Company completed the purchase of American Teleradiology Nighthawks, Inc. (ATN), an unrelated party. The acquisition expanded the Company’s presence in additional markets. ATN was acquired for total consideration of:

•

315,279 shares of common stock issued on September 30, 2005 with an estimated fair value of $2,329,072 and the assumption of $2,345,328 in liabilities for an initial consideration of $4,674,400. The fair value of the common stock issued in connection with the ATN acquisition was determined by management and through negotiations with management of ATN.

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

•

Additional shares of Company common stock that may be issued in an amount equal to the sum of (a) the quotient obtained by dividing (i) earnings before interest, taxes, depreciation and amortization, or EBITDA, generated by the hospital business during the twelve month period ending March 31, 2007 by (ii) $12.69, which was the value per share of Company common stock on the date of completion of the acquisition (as agreed by the parties), plus (b) the quotient obtained by dividing (A) three times (3x) the EBITDA amount described in clause (i) by (B) the fair market value of Company common stock, determined on a per share basis, on March 31, 2007. During 2007, the Company determined that no amount was earned for the second component of the contingent consideration.

•

Both components of the contingent consideration amount are currently being reviewed by the former stockholders of ATN and Company management. Although the Company does not believe that additional shares will be issued as part of the hospital business earnout described above, the contingent consideration ultimately due is subject to agreement by these parties.

The determination of the estimated fair value of the intangible assets acquired required management to make significant estimates and assumptions, including future expected cash flows from customer contracts and the value of customer lists and the “ATN” tradename including assumptions about the period of time such tradename will continue to be used by the Company.

The acquisition of ATN resulted in the assets acquired and liabilities assumed being recorded based on their estimated fair values on the acquisition date. Goodwill of $4,063,805 representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS No. 142. As part of the acquisition, the Company also assumed liabilities for employee relocation and employee termination costs. The results of operations of ATN have been included in the Company’s consolidated statements of operations and cash flows starting on October 1, 2005.

The following table presents the allocation of the purchase price to the acquired assets and liabilities:

Current assets	$1,371,331
Furniture and fixtures	187,192
Intangible assets	2,680,000
Goodwill	4,063,805

Assets acquired	8,302,328

Current liabilities assumed	1,096,497
Long-term liabilities assumed	1,260,985

Liabilities assumed	2,357,482

Net assets acquired	$5,944,846

The amount allocated to intangible assets was attributed to the following categories:

	Acquired Value	Estimated Useful Life
Customer lists and relationships	$1,880,000	6 years
Tradename and trademarks	640,000	5 years
Noncompete agreements	160,000	3 years

	$2,680,000

All intangible assets are being amortized on a straight-line basis over their expected useful lives (Note 4).

3. MARKETABLE SECURITIES

At December 31, 2007 and 2006, marketable securities includes various available-for-sale securities. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Gross unrealized gains and losses on marketable securities were not significant at December 31, 2007 and 2006.

Below are the Company’s marketable securities at fair value:

	December 31, 2007	December 31, 2006
Due in one year or less:
U.S. Government and Federal Agency securities	$13,429,642	$19,931,536
Municipal securities	17,195,000	7,049,427
Due after three years:
Municipal securities	—	10,830,000

Total marketable securities	$30,624,642	$37,810,963

4. INTANGIBLE ASSETS

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

	Estimated Useful Life	2007		2006
		Historical Amount	Accumulated Amortization	Historical Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	6-10 years	$30,770,000	$3,155,900	$2,620,000	$548,915
Tradename and trademarks	5 years	2,820,000	510,071	790,000	31,875
Customer contracts	1-20 years	57,280,000	1,410,375	100,000	100,000
Noncompete agreements	2-5 years	2,090,000	750,865	210,000	116,667

		$92,960,000	$5,827,211	$3,720,000	$797,457

Amortization expense was approximately $5,030,000, $509,000 and $253,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

Estimated Amortization Expense:	Amount
Year ending December 31, 2008	$7,516,540
Year ending December 31, 2009	7,064,462
Year ending December 31, 2010	6,686,802
Year ending December 31, 2011	6,452,015
Year ending December 31, 2012	5,879,321
Thereafter	53,533,649

Total	$87,132,789

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2007	2006
Computers, diagnostic workstations, and telecommunications systems	$7,273,539	$4,353,715
Office furniture and equipment	1,549,767	813,614
Software	4,881,976	3,162,586
Leasehold improvements	2,811,095	1,286,507

	16,516,377	9,616,422
Less accumulated depreciation	(5,961,464)	(3,423,881)

	$10,554,913	$6,192,541

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was approximately $2,870,000, $1,690,000 and $1,098,000, respectively.

6. LONG-TERM DEBT

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

On July 10, 2007, the Company entered into the Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Morgan Stanley which amends and replaces the Company’s Credit Agreement, dated as of April 5, 2007. The Amended Credit Facility provides for term loans up to $150,000,000 in aggregate. Further, under the Amended Credit Facility, the Company may request that the lenders advance up to an additional $75,000,000 in term loans, although this additional amount and the terms under which such loans would be made have not been committed. Under the Amended Credit Facility, the Company increased the loan to $100,000,000 and used the proceeds for the MPS and ERS acquisitions and to pay the fees and expenses incurred in connection with the Amended Credit Facility. The additional funds available under the Amended Credit Facility may be used by the Company for financing certain acquisitions and for general corporate purposes. Interest under the Amended Credit Facility is based, at the option of the Company, on either: (i) a floating per annum rate based on the Administrative Agent’s prime rate plus a margin of 1.50% or (ii) a floating per annum rate (based upon one, two, three or six-month interest periods) based on LIBOR plus a margin of 2.50% (7.33% at December 31, 2007). The Company also entered into two interest rate swap contracts during 2007 which, while in place will maintain an effective rate of approximately 7.40%. See additional discussion in Note 12.

The term loan will be repaid in quarterly installments, with principal being amortized at an annual rate of 1.00%, and the balance payable on the maturity date of July 10, 2014. The term loan is subject to mandatory prepayment under certain circumstances, including in connection with the Company’s receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events and beginning eighteen months from closing, from the Company’s excess cash flow. The term loan may be voluntarily prepaid without premium or penalty.

The Amended Credit Facility contains customary affirmative, negative and financial covenants, including, among other requirements, negative covenants that restrict the Company’s ability to create liens, enter into mergers and acquisitions, pay dividends, repurchase stock, incur indebtedness, make investments and make capital expenditures, and financial covenants that establish applicable interest coverage ratios and limit the maximum leverage the Company can maintain at any one time.

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

As of December 31, 2007, the fair value of long-term debt, including the current portion, is estimated to be approximately $96,018,000.

7. COMMITMENTS AND CONTINGENCIES

Leases—The Company has operating leases expiring at various future dates for offices around the world. Total rent expense was approximately $1,924,000, $1,141,000 and $793,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The following is a schedule of approximate minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2007:

2008	$2,506,663
2009	2,017,723
2010	1,929,787
2011	1,816,613
2012	1,246,936
Thereafter	4,363,906

$13,881,628

In January 2007, the Company signed a lease for a reading facility in San Francisco, California. The lease expires in 2012 and resulted in a lease commitment of approximately $1,083,000.

In July 2007, the Company signed an operating lease for office facilities in St. Paul, Minnesota as part of the MPS and ERS acquisitions. The lease expires in 2016 and resulted in a lease commitment of approximately $3,947,000.

In October 2007, the Company signed an operating lease for office facilities in Ann Arbor, Michigan. The lease commenced January 1, 2008 and expires after five years. The lease commitment for this office is approximately $489,000. Also in October, the Company amended its current operating lease for the Company’s new office space in Coeur d’Alene, Idaho. This amendment increased the square footage covered by the lease and resulted in an additional lease commitment of approximately $1,331,000.

Letters of Credit—The Company’s Sydney and San Francisco office leases and the Company’s malpractice insurance are collateralized by separate letters of credit in the amounts of approximately $193,000, $63,000 and $400,000, respectively, as of December 31, 2007 and approximately $173,000, $0 and $400,000, respectively, as of December 31, 2006.

Litigation—The Company is involved in litigation in the normal course of business. After consultation with legal counsel, management estimates that at December 31, 2007 and 2006 these matters are expected to be resolved without material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

The Company records reserves for both reported and IBNR amounts. Reported amounts are reserved based upon the Company’s best estimate of future probable costs and totaled $460,000 and $700,000 at December 31, 2007 and 2006, respectively. The Company also accrues IBNR amounts using actuarial calculations, models and assumptions based on historical claims experience and industry indices. In 2006, the Company recorded a $2,000,000 reserve that was intended to cover potential medical claims that might arise related to all of the radiological interpretations performed by the Company’s affiliated radiologists since inception. During 2007, the Company recorded an additional $1,038,000 of expense for estimated IBNR amounts based on increased volumes. IBNR amounts, recorded as an insurance reserve on the balance sheet at December 31, 2007 and 2006 totaled $3,038,000 and $2,000,000, respectively.

8. STOCK COMPENSATION

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

On February 14, 2006, the 2006 Plan became effective, with a total of 1,600,000 shares of the Company’s common stock initially authorized for issuance thereunder. In addition, shares available for grant under the 2004 Plan as of such date were rolled over and became available for grant under the 2006 Plan, as will shares subject to options that expire or are cancelled or forfeited under the 2004 Plan. In addition, on the first day of each fiscal year beginning in 2007, the number of shares available for issuance under the 2006 Plan may be increased by an amount equal to the lesser of (i) 3% of the outstanding shares of the Company’s common stock on the first day of the fiscal year, and (ii) such other amount as the Company’s board of directors may determine. Stock-based awards available to be issued under the Company’s 2006 Plan at December 31, 2007 and 2006 were 81,592 and 1,528,392, respectively.

The Board of Directors administers the plans and establishes to whom the awards are granted, and the terms and conditions, including the exercise period, of such awards. All stock options granted have an exercise price equal to or greater than the fair value of the Company’s common stock on the date the option is granted. Stock options granted generally have a contractual term of ten years and vest over three years. Options granted are valued using the multiple option valuation approach, and the resulting expense is recognized using the accelerated method over the service period for the entire award.

Non-Employee Grants.    The Company records stock-based compensation expense in connection with any grant of stock options, restricted stock units, or other issuance of shares of common stock to the Company’s affiliated radiologists. Stock-based compensation expense associated with the issuance of stock options to the Company’s affiliated radiologists is calculated in accordance with SFAS 123 (R) and EITF 96-18, by determining the fair value using a Black-Scholes model.

In accordance with EITF 96-18, because the Company’s affiliated radiologists independent contractors, the Company calculates the fair value of the stock-based compensation expense in each period. The expense amount is determined by calculating the fair value of the shares earned in each period and recording that amount as expense during such period. If the price of the Company’s common stock increases over a given period, this accounting treatment results in compensation expense that exceeds the expense the Company would have recorded if these individuals were employees. Stock-based compensation to the Company’s affiliated radiologists is included in professional services expense.

Adoption of SFAS 123(R).    Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) for its stock-based compensation plans. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes APB 25. In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in the adoption of SFAS 123(R).

The Company previously accounted for these plans under the recognition and measurement principles and disclosure requirements established by SFAS 123, as amended by SFAS 148. Under SFAS 123, compensation expense was recorded in operations for the Company’s stock-based awards granted under the 2004 plan, so compensation expense related to all the Company’s stock-based compensation plans have been recorded in both the current and prior year comparative periods.

The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of fiscal year 2006. The financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

A summary of the Company’s stock-based award activity for employees and non-employees under the 2004 and 2006 plans are as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	1,679,563	$4.58
Granted	2,296,661	20.70
Exercised	(343,531)	3.39
Cancelled	(135,483)	15.71

Outstanding as of December 31, 2007	3,497,210	$14.85	8.54	$548,915

Exercisable as of December 31, 2007	678,032	$3.05	7.03	$12,215,000
Vested and expected to vest as of December 31, 2007	3,324,167	$14.80	8.50	$21,750,000

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options. The weighted-average grant date fair value of stock options granted, the total intrinsic value of options exercised and the fair value of shares that have vested during each of the past three years is as follows:

	Fiscal Years Ended December 31,
	2007	2006	2005
Weighted-average grant date fair value	$7.16	$8.39	$2.43
Intrinsic value of exercised options	6,094,000	2,180,000	—
Fair value of shares vested	877,000	407,000	150,000

During the year ended December 31, 2007, options to purchase 343,531 shares of common stock were exercised for proceeds of approximately $1,163,000. During the year ended December 31, 2006, options to purchase 134,498 shares of common stock were exercised for proceeds of approximately $404,000. There were no exercises in 2005.

A reconciliation of the non-vested options as of December 31, 2007, and changes during the fiscal year then ended is as follows:

Outstanding Non-Vested Stock Options	Number of Stock Options	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2007	1,299,219	$2.63
Granted	2,296,661	7.16
Vested	(630,719)	1.39
Cancelled	(145,983)	5.24

Outstanding as of December 31, 2007	2,819,178	$6.43

Activity related to the Company’s restricted stock unit awards is as follows:

Restricted Stock Unit Awards	Number of Awards	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	95,352	$20.16
Granted	202,157	21.34
Released	(24,722)	21.39
Cancelled	(18,213)	20.84

Outstanding as of December 31,2007	254,574	$21.03	2.11	$5,359,000

Vested and expected to vest as of December 31, 2007	231,446	$21.03	2.10	$4,872,000

As of December 31, 2007, the total remaining unrecognized compensation cost related to unvested stock-based employee/director arrangements, net of an estimated forfeiture rate of 5.9%, was approximately $9,600,000 and is expected to be recognized over a weighted average period of 1.05 years.

Recognition of compensation expense.    Stock-based compensation expense, along with the related income tax benefit, for each of the past three years was approximately as follows:

	Fiscal Years Ended December 31,
	2007	2006	2005
Stock-based compensation expense recognized	$15,030,000	$5,960,000	$4,189,000
Income tax benefit recognized	(5,862,000)	(2,316,000)	(1,626,000)

After-tax stock-based compensation expense	$9,168,000	$3,644,000	$2,563,000

The Company measures the compensation cost associated with stock-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The weighted average fair values of stock-based arrangements on the date of grant and the assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Dividend yield	—	—	—
Expected volatility	36%	39%	39%
Risk-free interest rates	4.60%	4.84%	4.10%
Expected term for employees (years)	4.1	4.7	3.0
Expected/remaining term for non-employee (years)	10	10	10

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

Performance Bonuses.    In connection with the employment agreements with key executives, the Company may pay to each executive an annual performance bonus, in cash and/or restricted stock of the Company, as determined by the Compensation Committee at its sole discretion. At December 31, 2007, approximately $1,600,000 was accrued for such bonuses which will be paid in restricted stock unit awards and was expensed as stock compensation expense in 2007. At December 31, 2006 the Company accrued approximately $1,025,000 for performance bonuses that were paid in cash.

9. EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Fiscal Years Ended December 31,
	2007	2006	2005
Numerator:
Net income (loss) available in basic calculation	$14,693,846	$(28,518,651)	$(36,509,398)
Plus: Income impact of assumed conversions of preferred stock dividends	—	(a)	(a)

Income (loss) available to common stockholders plus assumed conversions	$14,693,846	$(28,518,651)	$(36,509,398)

Denominator:
Weighted-average common shares outstanding—basic	30,083,080	28,528,079	17,273,970
Effect of dilutive stock options, restricted stock units, and warrants	817,356	(b)	(b)
Effect of convertible preferred stock	—	(a)	(a)
Effect of contingently issuable shares	183,535	(c)	—

Weighted average common shares outstanding—dilutive	31,083,971	28,528,079	17,273,970

Earnings (loss) per common share—basic	$0.49	$(1.00)	$(2.11)
Earnings (loss) per common share—diluted	0.47	(1.00)	(2.11)

Anti-dilutive shares excluded from calculation	1,652,514	1,577,486	6,829,200

(a)	The income impact of assumed conversions of the preferred stock dividends and the effect of the convertible preferred stock in the denominator are anti-dilutive.
(b)	The effects of the shares which would be issued upon exercise of these options and restricted stock units have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.
(c)	The effects of the shares which would be issued upon finalization of the Company’s ATN purchase have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.

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

On February 9, 2007, the Company entered into a Share Purchase Agreement with TDS, each of the shareholders of TDS and certain other related parties, pursuant to which the Company acquired all of the outstanding stock of TDS. The acquisition was a share purchase with the assets of TDS retaining their historical tax basis. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred assets and liabilities are recognized for temporary differences between the assigned values and the tax bases of the assets and liabilities recognized in a business combination. The effect of recognizing these deferred items was a net deferred tax liability of $4,790,400 and is included in the business combination at February 9, 2007

On April 5, 2007, the Company completed the acquisition of all of the outstanding equity interests of Radlinx. Radlinx is a domestic limited partnership organized under the laws of the State of Texas. Certain of the acquired partnership interests were subject to a step-up in the tax basis of the underlying assets acquired, pursuant to Section 743(b) of the Internal Revenue Code of 1986, as amended. The remaining partnership interests were obtained by purchasing the shares of corporate partners. The underlying assets of such acquired interests retain their historical tax basis. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred assets and liabilities are recognized for temporary differences between the assigned values and the tax bases of the assets and liabilities recognized in a business combination. The effect of recognizing these deferred items was a net deferred tax liability of $3,307,776 and is included in the business combination at April 5, 2007.

On July 16, 2007, the Company acquired all of the outstanding equity interests of MPS and ERS from SPR Holdings. MPS and ERS are single member limited liability companies organized under the laws of the State of Minnesota. Single member limited liability companies are disregarded for tax purposes. Accordingly, the purchase was treated as an asset purchase, with no differences between the assigned values and the tax bases of the acquired assets and liabilities.

Deferred income taxes are recognized for temporary differences between the financial statements and tax basis of assets and liabilities using presently enacted tax rates and laws.

Deferred tax assets and liabilities consist of the following:

	December 31,
	2007	2006	2005
Deferred tax assets:
Accrued compensation and employee benefits	$8,222,495	$3,080,880	$790,102
Malpractice claims reserve	1,364,065	1,050,890	38,811
Fair value of derivatives	1,059,581
Allowance for doubtful accounts	254,191	157,476	120,967
Deferred rent	221,154	59,567	75,054
Other, net	10,529	12,125	29,109

Total deferred tax assets	11,132,015	4,360,938	1,054,043
Deferred tax liabilities:
Basis difference in intangible assets	7,866,018	566,514	696,752
Basis difference in property and equipment	695,383	473,765	265,614
Effect of change from cash to accrual accounting for tax	358,670	337,998	702,141
Prepaid expenses	305,707	135,759	—

Total deferred tax liabilities	9,225,778	1,514,036	1,664,507

Net deferred tax assets (liabilities)	$1,906,237	$2,846,902	$(610,464)

Income tax expense consists of the following:

	Fiscal Years Ended December 31,
	2007	2006	2005
Current:
Federal	$12,091,041	$11,181,582	$5,804,458
State	2,234,842	2,048,848	1,077,603
Foreign	387,398	235,689	281,163

Total current	14,713,281	13,466,119	7,163,224
Deferred:
Federal	(5,473,124)	(3,073,961)	(696,118)
State	(624,805)	(344,445)	(75,804)

Total deferred	(6,097,929)	(3,418,406)	(771,922)

Total income tax expense	$8,615,352	$10,047,713	$6,391,302

The reconciliation between the federal statutory tax rate and the Company’s effective tax rate is as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
Computed federal income tax expense (benefit) at the statutory rate	$8,158,221	35.0%	$(6,423,675)	35.0%	$(8,249,182)	35.0%
State income taxes, net of federal income tax benefit	827,842	3.6%	987,307	(5.4)%	624,638	(2.7)%
Change in fair market value of redeemable preferred stock conversion feature	—	0.0%	15,464,320	(84.2)%	13,904,966	(59.0)%
Other, net	(370,711)	(1.6)%	19,761	(0.1)%	110,880	(0.5)%

	$8,615,352	37.0%	$10,047,713	(54.7)%	$6,391,302	(27.1)%

At December 31, 2007, the Company had no net operating loss or credit carryforwards.

For the years ended December 31, 2007 and 2006, income considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $325,000 and $187,000, respectively. Deferred U.S. income taxes have not been provided on this income, as the Company does not plan to initiate any action that would require the payment of U.S. income. It is not practical to estimate the amount of additional tax that might be payable on this undistributed foreign income.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, the Company recorded $660,800 of unrecognized tax benefits. Final recognition of those benefits would result in corresponding unrecognized tax obligations of $601,100. Accordingly, the net impact on retained earnings for the cumulative effect of adopting FIN 48 was $59,700. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits at January 1, 2007	$59,700
Gross decreases related to prior year tax positions	(32,600)
Gross increases related to current year tax positions	77,000

Unrecognized tax benefits at December 31, 2007	$104,100

All of the unrecognized tax benefits at December 31, 2007 would affect the Company’s effective tax rate if recognized. The Company does not anticipate a material change to the total amount of unrecognized tax benefits within the next twelve months.

Interest and penalties related to income tax liabilities are included in Other Expense. As a result of the implementation of FIN 48, the Company recorded a cumulative effect adjustment to retained earnings of $6,700 for accrued interest and $68,200 for penalties on unrecognized tax benefits. During the year ended December 31, 2007, the Company recorded $6,800 of additional interest and $71,300 of additional penalties on unrecognized tax benefits.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The 2004 through 2007 tax years remain subject to examination at December 31, 2007. The Company’s consolidated Federal tax return, any significant state tax returns, and any foreign tax returns are not currently under examination.

11. STOCKHOLDERS’ EQUITY AND MEMBERS’ EQUITY

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

The Series A preferred stock provided the holders the right to require the Company to redeem such shares for cash after the seventh anniversary of the issuance of the Series A preferred shares. The Company would be required to redeem the Series A preferred shares at the greater of (a) its liquidation value plus any accrued but unpaid dividends or (b) the fair value of the common shares into which the Series A preferred shares are convertible. Therefore, the embedded conversion feature required separate accounting under SFAS 133. Consequently, the conversion feature was bifurcated from the preferred stock and accounted for separately. The carrying value of the embedded derivative was adjusted to fair value at the end of each reporting period and the change in fair value was recognized in the statement of operations. On the date of issuance, the estimated fair value of the conversion feature was approximately $1,700,000 which was recorded as a liability on the date of issue thus reducing the recorded value of the redeemable convertible preferred stock to approximately $11,300,000. At each balance sheet date, the Company adjusted the carrying value of the embedded derivative to the estimated fair value and recognized the change in such estimated value in the consolidated statements of operations. The estimated fair value at December 31, 2005 was approximately $45,300,000.

The Company also classified the redeemable convertible preferred stock as mezzanine equity on the consolidated balance sheet. As such, the Company accreted the carrying value of such stock to its redemption value using the effective interest method through the redemption period. Total accreted value at December 31, 2005 was approximately $13,200,000.

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

Except for the special distributions noted above, the Company has never declared or paid any cash dividend in 2007, 2006, or 2005.

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the consolidated balance sheet at fair value. The Company designates at inception whether the derivative contract is considered hedging or non-hedging in accordance with SFAS 133. During the year ended December 31, 2007, the Company entered into two interest rate swap contracts with a combined notional amount of $100,000,000 in connection with its outstanding debt. The contracts expire on September 30, 2009 and 2010, respectively. These contracts, while in effect, will maintain an effective interest rate of approximately 7.40%. The contracts were initiated to maintain compliance with debt requirements and to protect the Company against changes in the interest payments associated with its variable-rate long-term debt, and therefore are considered cash flow hedges. As a result, as long as the swap is deemed highly effective, changes in the fair value of the swaps are recorded as either an asset (a gain position), or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of shareholders’ equity. At December 31, 2007, the fair value of the interest rate swap contracts resulted in a net unrealized loss of approximately $2,700,000. For the year ended December 31, 2007 the amount of hedge ineffectiveness was immaterial.

13. RELATED PARTY TRANSACTIONS

The Company provided radiology services to a former member of Nighthawk Radiology Services, LLC without charge. The former member provides radiology readings to a local hospital during business hours and the Company provided off-hours and emergency radiology readings to a local hospital on the member’s behalf. The estimated value of the services provided by the Company was approximately $110,000, based on rates charged to unrelated third parties for 2007, 2006 and 2005. These services are included in service revenue and professional fees.

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

14. QUARTERLY OPERATING RESULTS (Unaudited)

The unaudited operating results for the Company by quarter for 2007 and 2006 are as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
2007
Operating Revenues	$25,881,656	$37,923,099	$45,151,201	$42,706,085
Operating Income	6,194,175	6,086,373	7,719,731	6,127,011
Net Income	4,331,759	3,513,894	3,787,844	3,060,350
Earnings Per Share (Basic):	0.14	0.12	0.13	0.10
Earnings Per Share (Diluted):	0.14	0.11	0.12	0.10

2006
Operating Revenues	$20,039,203	$22,876,569	$25,158,889	$24,093,585
Operating Income	5,045,155	7,516,018	8,207,775	2,629,980
Net Income (Loss)	(41,226,473)	5,036,236	5,582,151	2,206,968
Earnings (Loss) Per Share (Basic):	(1.69)	0.17	0.19	0.07
Earnings (Loss) Per Share (Diluted):	(1.69)	0.17	0.18	0.07

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the fiscal years ended December 31, 2007 and 2006, there were no changes in, or disagreements with, accountants on accounting and financial disclosure matters.

ITEM 9A.	Controls and Procedures

(i)	Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

(ii)	Internal Control Over Financial Reporting.

(a)	Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

We acquired The Radlinx Group, Ltd. (“Radlinx”) on April 5, 2007 and Midwest Physicians Services, LLC and Emergency Radiology Services, LLC (collectively, “MPS and ERS”) on July 16, 2007. These businesses represent separate legal entities with revenues representing 13% and 7%, respectively, of total revenues and 19% and 0%, respectively, of total physicians compensation for the year ended December 31, 2007. Our evaluation of disclosure controls and procedures referred to in (i) above included Radlinx, MPS and ERS. However, we have excluded the revenue and physicians compensation cycles for these companies from management’s report on internal control over financial reporting, as permitted by SEC guidance, for the year ended December 31, 2007.

Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting, and their report appears below.

(b)	Changes in internal control over financial reporting. The Company’s disclosure controls, including the Company’s internal controls, are designed to provide a reasonable level of assurance that the stated objectives are met. We concluded, as stated in (a) above, that the Company’s internal control over financial reporting was effective in providing this reasonable level of assurance as of December 31, 2007. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the fact that judgments in decision-making can be faulty. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be prevented or detected.

There have been no changes in internal control over financial reporting during the quarter requiring disclosure that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NightHawk Radiology Holdings, Inc.

Coeur d’Alene, Idaho

We have audited the internal control over financial reporting of NightHawk Radiology Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting for the revenue and physician compensation processes at The Radlinx Group, Ltd. (“Radlinx”), which was acquired on April 5, 2007 and which revenue and physician compensation represents 13 percent and 19 percent of total revenue and physician compensation, respectively, in the consolidated financial statement amounts for the year ended December 31, 2007, and the revenue process at Midwest Physicians Services, LLC and Emergency Radiology Services, LLC (collectively, “MPS and ERS”), which were acquired on July 16, 2007 and which revenue represents 7 percent of total revenue in the consolidated financial statement amounts for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting for the revenue and physician compensation processes at Radlinx and the revenue process at MPS and ERS. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 14, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the adoption of a new accounting standard.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

February 14, 2008

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance of the Registrant

Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2007:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities)
Equity compensation plans approved by security holders	2,530,174	$20.73	81,592
Equity compensation plans not approved by security holders (1)	1,221,610	3.89	0

Total	3,751,784	$14.85	81,592

(1)	The 2004 Stock Plan permits only grants of Nonstatutory Stock Options and therefore did not require stockholder approval. We did obtain the requisite consent from certain stockholders for the adoption of the 2004 Stock Plan pursuant to a contractual obligation.
(2)	The weighted-average exercise price does not take in to account the shares issuable upon vesting of outstanding restricted stock unit awards, which have no exercise price.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 58 of this report.

2)	Financial Statement Schedule: Schedule II—Consolidated Valuation and Qualifying Accounts

Financial statement schedules not listed above are omitted because they are not required or are not applicable, or the required information is presented in the financial statements including the notes thereto. Captions and column headings have been omitted where not applicable.

3)	Exhibits are incorporated herein by reference or are filed with this report as set forth below:

The exhibits to this report are listed in the Exhibit Index set forth below.

NightHawk Radiology Holdings, Inc.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2005	$—	$311,681	$—	$311,681
Year ended December 31, 2006	311,681	468,407	400,493	379,595
Year ended December 31, 2007	379,595	378,687	156,436	601,846

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Allowance for Sales Credits
Year ended December 31, 2005	$—	$40,000	$—	$40,000
Year ended December 31, 2006	40,000	—	15,000	25,000
Year ended December 31, 2007	25,000	25,000	—	50,000

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Form of Amended and Restated Certificate of Incorporation of the registrant.

3.2(1)	Form of Amended and Restated Bylaws of the registrant.

4.1(2)	Form of registrant’s common stock certificate.

4.2(1)	Registration Agreement, dated March 31, 2004, between the registrant and certain holders of the registrant’s common stock as named therein.

10.1(1)	Form of Indemnification Agreement to be entered into between the registrant and its directors and officers.

10.2(1)*	2004 Stock Plan.

10.3(1)*	Form of Stock Option Agreement under the 2004 Stock Plan.

10.4(2)*	2006 Equity Incentive Plan.

10.5(2)*	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.

10.6(1)*	Employment Agreement, dated March 30, 2004, between the registrant and Paul E. Berger, M.D.

10.8(1)*	Offer Letter with Jon D. Berger, dated March 31, 2004.

10.9(1)*	Professional Services Agreement, dated February 1, 2004, between Nighthawk Radiology Services, LLC and Paul E. Berger, M.D.

10.13(1)	Lease Agreement, dated May 1, 2005, between Nighthawk Radiology Services, LLC and Global Finance & Investment Co., Inc. for property in Coeur d’Alene, Idaho.

10.13.1(3)	Lease Amendment, dated December 1, 2005, between Nighthawk Radiology Services, LLC and Global Finance & Investment Co., for property in Coeur d’Alene, Idaho.

10.15(1)	Sublease Agreement, dated October 14, 2003, among Nighthawk Radiology Services, LLC, Commonwealth Funds Management Limited and BT Funds Management Limited for property in Sydney, Australia.

10.16(1)	Sublease Agreement, dated October 1, 2004, among Nighthawk Radiology Services, LLC, Commonwealth Custodial Services Limited, Commonwealth Funds Management Limited and Investa Properties Limited for property in Sydney, Australia.

10.17(1)	Lease Agreement, dated September 1, 2004, between NightHawk Radiology AG and PSP Real Estate for property in Zurich, Switzerland.

10.19(1)	Agreement and Plan of Merger and Reorganization, dated September 30, 2005, among the registrant, ATN Merger Sub, Inc. and American Teleradiology Nighthawks, Inc.

10.20(4)	Lease Agreement, dated October 18, 2005, between Nighthawk Radiology Services, LLC and Miller Stauffer Properties, L.L.C. for property in Coeur d’Alene, Idaho.

10.21(4)	Teleradiology Services Agreement, dated November 1, 2004, as amended, between Nighthawk Radiology Services, LLC and Regents, University of California.

10.22(5)	Business Lease, dated December 1, 2005, between Nighthawk Services GmbH and PSP Management AG for property in Zurich, Switzerland.

10.23(6)	Building Lease, dated May 12, 2006, between Nighthawk Radiology Services, LLC and WT 215 North Water, LLC for property in Milwaukee, Wisconsin.

10.24(7)*	Letter Agreement, dated May 24, 2006, between the registrant and Ernest Ludy.

10.25(7)	Board Advisor Agreement, dated June 23, 2006, between the registrant and William G. Bradley, M.D.

Exhibit Number	Description

10.26(8)	Underwriting Agreement, dated October 25, 2006, between the registrant and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Cowen & Co., LLC, Piper Jaffray & Co., Montgomery & Co., LLC.

10.27(9)	Office Lease, dated November 20, 2006, between NightHawk Radiology Services, LLC and Quatro Investments.

10.28(10)*	Employment Agreement, dated January 8, 2007, between the registrant and Mr. Timothy Mayleben.

10.29(11)	Office Lease, dated January 5, 2007, between NightHawk Radiology Services, LLC and Four Embarcadero Center Venture.

10.30(12)	Share Purchase Agreement, dated February 9, 2007, among the registrant, Teleradiology Diagnostic Service, Inc., Wilson W. Wong, P.C. and related parties.

10.31(12)*	Board of Directors Compensation Policy, dated February 14, 2007

10.32(13)*	Letter Agreement between the Company and Mr. Charles R. Bland dated March 6, 2007.

10.33(13)*	Letter Agreement between the Company and Mr. Glenn R. Cole dated April 6, 2007.

10.34(14)	Credit Agreement between the Company, certain wholly owned subsidiaries of the Company, and Morgan Stanley Senior Funding, Inc., as Administrative Agent dated April 5, 2007.

10.35(14)	Guaranty and Collateral Agreement between the Company, certain wholly owned subsidiaries of the Company, and Morgan Stanley & Co., Incorporated, as Collateral Agent dated April 5, 2007.

10.36(13)	Stock and Partnership Interest Purchase Agreement between the Company, The Radlinx Group, Ltd. (“Radlinx”) and all of the owners of Radlinx dated April 5, 2007.

10.37(15)	Membership Interest Purchase Agreement dated July 16, 2007 between the Company, SPR Holdings II, LLC, Midwest Physicians Services, LLC, and Emergency Radiology Services, LLC.

10.38(16)	Amended and Restated Credit Agreement dated July 10, 2007 between the Company, Morgan Stanley Senior Funding, Inc. and the Lenders thereto.

10.39(16)	Amended and Restated Guaranty and Collateral Agreement dated July 10, 2007 between the Company and Morgan Stanley & Co. Incorporated, as Collateral Agent.

10.40(16)**	Administrative Support Services Agreement dated July 16, 2007 between Midwest Physician Services, LLC (a wholly-owned subsidiary of the Company) and St. Paul Radiology P.A.

10.41(16)**	Administrative Support Services Agreement dated July 16, 2007 between Midwest Physician Services, LLC (a wholly-owned subsidiary of the Company) and Midwest Radiology, LLC.

21.1	Subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (contained on the signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on October 5, 2005, as amended.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on January 24, 2006, as amended.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on November 25, 2005, as amended.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on November 8, 2005, as amended.
(5)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on December 22, 2005, as amended.
(6)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on May 15, 2006.
(7)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on June 26, 2006.
(8)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on October 27, 2006.
(9)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on November 24, 2006.
(10)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on January 11, 2007.
(11)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on January 11, 2007.
(12)	Incorporated by reference to the Registration Statement on Form 10-K (No. 000-51786) filed by the registrant on March 6, 2007.
(13)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on April 9, 2007.
(14)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on April 9, 2007.
(15)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on July 17, 2007.
(16)	Incorporated by reference to the Registration Statement on Form 10-Q (No. 000-51786) filed by the registrant on August 1, 2007.
*	Indicates a management contract or compensatory plan or arrangement.
**	Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

By:	/s/ PAUL E. BERGER, M.D.
Paul E. Berger, M.D. Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glenn R. Cole and Paul E. Cartee and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ PAUL E. BERGER, M.D. Paul E. Berger, M.D.	Chief Executive Officer (Principal Executive Officer)	February 14, 2008

/s/ TIMOTHY M. MAYLEBEN Timothy M. Mayleben	President and Chief Operating Officer	February 14, 2008

/s/ GLENN R. COLE Glenn R. Cole	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2008

/s/ JON D. BERGER Jon D. Berger	Vice President, Sales, Marketing and Business Development and Director	February 14, 2008

/s/ DAVID J. BROPHY, PH.D. David J. Brophy, Ph.D.	Director	February 14, 2008

/s/ PETER Y. CHUNG Peter Y. Chung	Director	February 14, 2008

/s/ ERNEST G. LUDY Ernest G. Ludy	Director	February 14, 2008

/S/ CHARLES R. BLAND Charles R. Bland	Director	February 14, 2008