Form 10-Q
period 2008-03-31
NightHawk Radiology Holdings Inc
filed 2008-05-12
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51786

NightHawk Radiology Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0722777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 Northwest Boulevard, #202, Coeur d’Alene, Idaho	83814
(Address of principal executive offices))	(Zip code)

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 2, 2008, 30,735,015 shares of the Registrant’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$33,620	$31,956
Marketable securities	33,216	30,625
Trade accounts receivable, net	25,181	25,665
Deferred income taxes	160	655
Prepaid expenses and other current assets	5,476	2,812

Total current assets	97,653	91,713
Property and equipment, net	11,746	10,555
Goodwill	68,930	68,601
Intangible assets, net	85,250	87,133
Deferred income taxes	2,968	1,251
Other assets, net	4,072	4,213

Total	$270,619	$263,466

LIABILITIES
Current liabilities:
Accounts payable	$6,915	$6,071
Accrued expenses and other liabilities	11,017	12,881
Accrued payroll and related benefits	3,266	4,570
Long-term debt, due within one year	1,000	1,000

Total current liabilities	22,198	24,522
Insurance reserve	3,907	3,038
Long-term debt	98,250	98,500
Other liabilities	5,472	2,717

Total liabilities	129,827	128,777

Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock—150,000,000 shares authorized; $.001 par value; 30,710,271 and 30,312,322 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	31	30
Additional paid-in capital	256,270	249,274
Retained earnings (deficit)	(112,226)	(112,957)
Accumulated other comprehensive income (deficit)	(3,283)	(1,658)

Total stockholders’ equity	140,792	134,689

Total	$270,619	$263,466

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share data)

	Three Months Ended March 31,
	2008	2007
Service revenue	$41,688	$25,882
Operating costs and expenses:
Professional services (includes non-cash compensation expense of $590 and $960)	17,867	10,373
Sales, general, and administrative (includes non-cash compensation expense of $2,356 and $838)	18,170	8,464
Depreciation and amortization	2,798	850

Total operating costs and expenses	38 ,835	19,687

Operating income	2,853	6,195
Other income (expense):
Interest expense	(2,187)	(1)
Interest income	527	888
Other, net	28	(2)

Total other income (expense)	(1,632)	885

Income before income taxes	1,221	7,080
Income tax expense	490	2,748

Net income	$731	$4,332

Earnings per common share:
Basic	$0.02	$0.14
Diluted	$0.02	$0.14
Weighted averages of common shares outstanding:
Basic	30,444,195	29,960,256
Diluted	31,424,363	30,881,728

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$731	$4,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,798	850
Accretion of discounts on marketable securities	(52)	(135)
Amortization of debt issuance costs	162	—
Other loss (income)	51	(24)
Deferred income taxes	(170)	(490)
Non-cash stock compensation expense	2,946	1,798
Excess tax benefit from exercise of stock options	(79)	(198)
Provision for doubtful accounts and sales credits	190	42
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade accounts receivable, net	224	404
Prepaid expenses and other assets	(2,478)	(604)
Accounts payable	321	692
Accrued expenses and other liabilities	579	2,258
Accrued payroll and related benefits	580	(705)

Net cash provided by operating activities	5,803	8,220

Cash flows from investing activities:
Purchase of marketable securities	(10,305)	(11,420)
Proceeds from maturities of marketable securities	7,765	17,878
Purchase of property and equipment	(1,634)	(1,205)
Cash and cash equivalents from acquisition, net	—	78
Cash paid for acquisition	—	(21,850)

Net cash used in investing activities	(4,174)	(16,519)

Cash flows from financing activities:
Repayment of notes payable and debt	(250)	—
Excess tax benefit from exercise of stock options	79	198
Proceeds from exercise of stock options	206	226

Net cash provided by financing activities	35	424

Net increase (decrease) in cash and cash equivalents	1,664	(7,875)
Cash and cash equivalents—beginning of period	31,956	46,501

Cash and cash equivalents—end of period	$33,620	$38,626

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,991	$1
Cash paid (received) for income taxes	374	(40)
Non-cash investing and financing activities:
Purchases of equipment included in accounts payable	522	65
Earnout liability included in accrued expenses settled in stock	2,078	—
Debt issuance costs included in accounts payable and accrued expenses	—	150
Acquisition costs included in accounts payable and accrued expenses	—	100

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Net income	$731	$4,332
Other comprehensive income:
Change in fair value of interest rate swaps	(2,678)	—
Less deferred income taxes	1,052	—

Net other comprehensive income (loss)	(1,626)	—

Comprehensive income (loss)	$(895)	$4,332

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of the Nighthawk Radiology Holdings, Inc and its subsidiaries (the “Company”). All material intercompany balances have been eliminated.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of our 2007 Annual Report on Form 10-K filed with the SEC on February 19, 2008. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the entire fiscal year.

Our unaudited condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of these estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. Actual results could differ from those estimates.

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

Trade Accounts Receivable—Trade accounts receivable represent receivables for services and are recorded at the invoiced amount and are non-interest bearing. The Company has a history of minimal uncollectible receivables. Company management reviews past due accounts receivable to identify specific customers with known disputes or collectibility issues. As of March 31, 2008 and December 31, 2007, the Company had reserved $0.6 million for doubtful accounts based on its estimate of the collectibility of outstanding receivables as of those dates.

Marketable Securities—The Company determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities have been classified and accounted for as available for sale. The Company may or may not hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities. The Company expects that the majority of marketable securities will be sold within one year, regardless of maturity date. The Company primarily invests in high-credit-quality debt instruments with an active resale market and money market funds to ensure liquidity and the ability to readily convert these investments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, all marketable securities have been classified as current assets in the accompanying balance sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which would be recorded as other income or expense. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of other income or expense.

Property and Equipment— Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of each asset, which ranges as follows:

Computers, diagnostic workstations and telecommunications systems	3–5 years
Office furniture and equipment	7–10 years
Software	3–7 years
Leasehold improvements	Term of lease or asset life, whichever is shorter

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

Depreciation expense for the three months ended March 31, 2008 and 2007 was $0.9 million and $0.5 million, respectively.

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

The Company records reserves for both reported and IBNR amounts. Reported amounts are reserved based upon the Company’s best estimate of future probable costs. IBNR amounts are estimated using historical claims information and industry indices. This reserve is intended to cover potential medical claims that might arise related to past interpretations performed by the Company’s affiliated radiologists.

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality credit institutions. At times, such amounts may be in excess of insured amounts. As of March 31, 2008 and December 31, 2007, a total of $16.2 million and $12.0 million, respectively, of cash and cash equivalents exceeded insured amounts.

Recent Accounting Standards— In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value according to accounting principles generally accepted in the United States of America, and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. The provisions of SFAS No. 157 were effective for fiscal years beginning after November 15, 2007. The Company adopted this new accounting pronouncement as of January 1, 2008 and the impact of adoption was not significant. See Note 11 for disclosures regarding fair value measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for the Company on January 1, 2008. The Company has assessed this option and decided against electing the fair value option for any items eligible at January 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumes, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effect of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. SFAS 141(R) will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 141(R) on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that all entities in which its parent has a controlling financial interest be consolidated into the parent at 100 percent of fair value and the parent’s consolidated net income include amounts attributable to both the parent and noncontrolling interest. SFAS 160 clarifies that non-controlling interests in subsidiaries be presented as equity and any changes to the ownership interest are considered equity transactions providing the parent maintains its controlling financial interest in the subsidiary. SFAS 160 will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 160 on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements and footnotes.

2. ACQUISITIONS

MIDWEST PHYSICIANS SERVICES, LLC AND EMERGENCY RADIOLOGY SERVICES, LLC.

On July 16, 2007, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with SPR Holdings II, LLC, (“SPR Holdings”) a privately held company located in St. Paul, Minnesota, Midwest Physicians Services, LLC (“MPS”), and Emergency Radiology Services, LLC (“ERS”), pursuant to which the Company acquired all of the outstanding equity interests of MPS and ERS from SPR Holdings. MPS was formed by St. Paul Radiology, P.A. (“St. Paul Radiology” or “SPR”) to provide a suite of business process services to support its radiology practice. This suite of business process services includes revenue cycle management, administrative, information technology and other services critical to the operation of a radiology group. The Company intends to combine these services with its proprietary workflow technology to offer its customers a more complete suite of professional and business process solutions.

In accordance with the terms of the Purchase Agreement, the Company acquired all of the outstanding equity interests of MPS and ERS for aggregate consideration of (i) $62.9 million in cash, including certain costs associated with the acquisition totaling $0.5 million and (ii) a warrant that was issued to St. Paul Radiology. This warrant entitles St. Paul Radiology to purchase 300,000 shares of common stock of the Company at any time after July 16, 2010 and before July 16, 2017 at a price equal to the market price of a share of the Company’s common stock at closing on July 16, 2007, which was $18.75 at close. The fair value of the warrant of $3.3 million was calculated using a Black-Scholes model. $57.5 million of the cash portion of the purchase price was paid to SPR Holdings at closing and the remaining $5.0 million was placed into an escrow account to serve as a source of funds to satisfy the indemnification obligations of SPR Holdings under the Purchase Agreement.

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

Prior to January 1, 2008, the Company recognized revenue associated with our wholly owned subsidiary ERS on a net basis due to the structure of the services agreement with SPR. As part of our goal to align all of our professional radiology service entities under the same business model, effective January 1, 2008 the Company amended the services agreement with SPR which resulted in ERS recognizing revenue on a gross basis. This amendment resulted in the addition of $0.8 million in revenue in the three months ended March 31, 2008.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price allocations are based on internal analyses and may be adjusted during the allocation period as defined in SFAS No. 141, Business Combinations (“SFAS 141”).

(In thousands)
Current assets	$809
Fixed assets	1,814
Intangible assets	57,590
Goodwill	7,055

Assets acquired	67,268

Current liabilities	676
Long-term liabilities	311

Liabilities assumed	987

Purchase price	$66,281

The acquisition of MPS and ERS resulted in the assets acquired and liabilities assumed being recorded based on their estimated fair values on the acquisition date. The goodwill of $7.1 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The total goodwill balance is deductible for tax purposes over 15 years. The results of operations of MPS and ERS have been included in the Company’s consolidated statements of operations and cash flows starting on July 17, 2007.

The determination of the estimated fair value of the intangible assets acquired required the Company’s management to make significant estimates and assumptions. These assumptions included future expected cash flows from customer contracts, certain noncompete agreements and tradenames, and the useful lives of the intangible assets.

The amount allocated to intangible assets was attributed to the following categories:

	Acquired Value (In thousands)	Estimated Useful Life
Customer contracts	$57,180	20 years
Tradename and trademarks	130	5 years
Noncompete agreements	280	5 years

	$57,590

All intangible assets are being amortized on a straight-line basis over their expected useful lives (Note 4).

THE RADLINX GROUP, LTD.

On April 5, 2007, the Company completed the acquisition of all of the outstanding equity interests of The Radlinx Group, Ltd., a privately held radiology services company (“Radlinx”) for consideration consisting of $53.0 million in cash at closing and an additional $0.4 million paid in the fourth quarter of 2007 as settlement of a contractual working capital adjustment included in the purchase agreement. Initial consideration also included the assumption of $12.6 million in liabilities which were paid in full immediately following the acquisition and $0.3 million of certain costs associated with the acquisition.

Additional cash consideration will be paid as an earnout within 45 days of the one-year anniversary of the closing. This contingent consideration will be equal to 25% of the revenues generated by certain identified customers during that one-year period. As of March 31, 2008, the Company has recorded a liability of $6.4 million for this contingent consideration.

As a result of a settlement of a medical malpractice claim that originated prior to the Company’s acquisition of Radlinx, the previous owners of Radlinx were required to pay an aggregate of $5.3 million as part of the settlement arrangement. To satisfy their obligation, the previous owners of Radlinx utilized $5.3 million that had been previously held in escrow by the previous owners. The Company also participated in the settlement arrangement; however, the Company’s total payment to the plaintiff as part of the settlement was limited to $0.2 million which was recorded to goodwill.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price allocations are based on internal analyses and may be adjusted during the allocation period as defined in SFAS 141.

(In thousands)
Current assets	$3,572
Fixed assets	663
Intangible assets	19,400
Goodwill	42,211

Assets acquired	65,846

Current liabilities	5,616
Long-term liabilities	12,671

Liabilities assumed	18,287

Purchase price	$47,559

The acquisition of Radlinx resulted in the assets acquired and liabilities assumed being recorded based on their estimated fair values on the acquisition date. Goodwill of $42.2 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS 142. The Company estimates that $30.0 million of the goodwill balance is deductible for tax purposes. The results of operations of Radlinx have been included in the Company’s consolidated statements of operations and cash flows starting on April 6, 2007.

The determination of the estimated fair value of the intangible assets acquired required the Company’s management to make significant estimates and assumptions. These assumptions included future expected cash flows from customer contracts, certain noncompete agreements, customer lists, the “Radlinx” tradename, and the useful lives of the intangible assets.

The amount allocated to intangible assets was attributed to the following categories:

	Acquired Value (In thousands)	Estimated Useful Life
Customer lists and relationships	$16,800	10 years
Tradename and trademarks	1,500	5 years
Noncompete agreements	1,100	2 years

	$19,400

All intangible assets are being amortized on a straight-line basis over their expected useful lives (Note 4).

TELERADIOLOGY DIAGNOSTIC SERVICE, INC.

On February 9, 2007, the Company entered into a Share Purchase Agreement with Teleradiology Diagnostic Service, Inc. (“TDS”), each of the shareholders of TDS and certain other related parties, pursuant to which the Company acquired all of the outstanding stock of TDS. The execution of the Share Purchase Agreement and the closing of the transaction occurred simultaneously. Under the terms of the Share Purchase Agreement, the Company acquired all of the outstanding stock of TDS, a privately held company, for an aggregate cash consideration of $23.8 million in cash, including certain costs associated with the acquisition and $1.2 million to be paid out at the conclusion of the eighteen month escrow period.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The following table presents the allocation of the purchase price to the acquired assets and liabilities:

(In thousands)
Current assets	$1,506
Fixed assets	197
Intangible assets	12,250
Goodwill	16,078

Assets acquired	30,031

Current liabilities	1,394
Long-term liabilities	4,816

Liabilities assumed	6,210

Purchase price	$23,821

The acquisition of TDS resulted in the assets acquired and liabilities assumed being recorded based on their estimated fair values on the acquisition date. Goodwill of $16.1 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS 142. None of the goodwill balance is deductible for tax purposes. The results of operations of TDS have been included in the Company’s consolidated statements of operations and cash flows starting on February 9, 2007.

The determination of the estimated fair value of the intangible assets acquired required the Company’s management to make significant estimates and assumptions. These assumptions included future expected cash flows from customer contracts, certain noncompete agreements, customer lists, the “TDS” tradename, and the useful lives of the intangible assets.

The amount allocated to intangible assets was attributed to the following categories:

	Acquired Value (In thousands)	Estimated Useful Life
Customer lists and relationships	11,350	10 years
Tradename and trademarks	400	5 years
Noncompete agreements	$500	3 years

	$12,250

All intangible assets are being amortized on a straight-line basis over their expected useful lives (Note 4).

AMERICAN TELERADIOLOGY NIGHTHAWKS, INC.

On September 30, 2005, the Company acquired American Teleradiology Nighthawks, Inc. (“ATN”). The acquisition of ATN was considered by the Company as an acquisition of two distinct businesses (i) an off-hours teleradiology business that was supplemental to the Company’s off-hours business, and (ii) a nascent hospital business that focused on partnering with radiologists in order to supplement the services they provide to their hospitals. The consideration that was possibly to be paid to the ATN stockholders in connection with the acquisition was based exclusively upon the future financial performance of these two businesses. Specifically, the consideration to the stockholders of ATN was to be calculated as follows:

•	Up-Front Payment: 315,279 shares of common stock were issued on September 30, 2005,

•

Off-Hours Earnout: 181,971 shares of common stock were issued on March 4, 2008 as consideration to stockholders of ATN as of the acquisition date. The additional consideration was calculated in accordance with the provisions of the purchase agreement,

•

Hospital Earnout: If the hospital business proved to be profitable in the 18 months following the acquisition, additional shares of common stock were to be issued in an amount equal to the sum of (a) the quotient obtained by dividing (i) earnings before interest, taxes, depreciation and amortization, or EBITDA, generated by the hospital business during the twelve month period ending March 31, 2007 by (ii) $12.69, which was the value per share of common stock on the date of completion of the acquisition (as agreed by the parties), plus (b) the quotient obtained by dividing (A) three times (3x) the EBITDA amount described in clause (i) by (B) the fair market value of our common stock, determined on a per share basis, on March 31, 2007. During the quarter ended March 31, 2007, the Company determined that the hospital business did not generate any EBITDA and, thus, that no amount was earned for the second component of the contingent consideration. This contingent consideration amount is currently subject to dispute and is being negotiated between the former stockholders of ATN and Company management. Although the Company does not believe that additional shares will be issued, the contingent consideration components ultimately due is subject to resolution of this dispute and agreement by the parties.

The shares of common stock that were issued were recorded at par value as common stock with additional amounts up to fair value recorded as “Additional Paid-In Capital.” The shares, if any, that may be issued as a result of negotiation between the parties, will be recorded in a similar manner upon resolution.

The following table presents the allocation of the purchase price to the acquired assets and liabilities:

(In thousands)
Current assets	$1,371
Furniture and fixtures	187
Intangible assets	2,680
Goodwill	2,631

Assets acquired	6,869

Current liabilities assumed	1,096
Long-term liabilities assumed	1,261

Liabilities assumed	2,357

Net assets acquired	$4,512

3. MARKETABLE SECURITIES

Marketable securities include various available-for-sale securities. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Gross unrealized gains and losses on marketable securities were not significant at March 31, 2008 and December 31, 2007.

Below are the Company’s marketable securities at fair value:

	March 31, 2008	December 31, 2007
	(In thousands)
Due in one year or less:
U.S. Government and Federal Agency Securities	$8,979	$13,430
Municipal Securities	24,237	17,195

Total Marketable Securities	$33,216	$30,625

4. INTANGIBLE ASSETS

A summary of intangible assets is as follows:

		March 31, 2008		December 31, 2007
		(In thousands)
	Estimated Useful Life	Historical Amount	Accumulated Amortization	Historical Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	6-10 years	$30,770	$3,959	$30,770	$3,156
Tradename and trademarks	5 years	2,820	669	2,820	510
Customer contracts	1-20 years	57,280	2,125	57,280	1,410
Noncompete agreements	2-5 years	2,090	957	2,090	751

		$92,960	$7,710	$92,960	$5,827

Amortization expense was $1.9 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.

Estimated Amortization Expense:	Amount (In thousands)
Nine months ending December 31, 2008	$5,634
Year ending December 31, 2009	7,064
Year ending December 31, 2010	6,687
Year ending December 31, 2011	6,452
Year ending December 31, 2012	5,879
Thereafter	53,534

Total	$85,250

5. LONG-TERM DEBT

On April 5, 2007, the Company entered into a credit agreement with Morgan Stanley Senior Funding (“Credit Agreement”) relating to a term loan in an amount of $53.0 million, with an option for the Company to request that the lenders advance up to an additional $97.0 million in term loans for a total credit facility of up to $150.0 million (“Credit Facility”). The Company used proceeds from the Credit Facility to fund the acquisition of Radlinx. Interest under the Credit Facility was based on either: (i) a floating per annum rate based on the Administrative Agent’s prime rate plus a margin of 1.25% or (ii) upon syndication, and at the option of the Company, a floating per annum rate (based upon one, two, three or six-month interest periods) based on LIBOR plus a margin of 2.25%. The Credit Facility was guaranteed by substantially all of the Company’s assets as collateral for the amounts borrowed by the Company and contains normal restrictive covenants.

On July 10, 2007, the Company entered into the Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Morgan Stanley which amended and replaced the Credit Agreement. The Amended Credit Facility provides for term loans up to $150.0 million in aggregate. Further, under the Amended Credit Facility, the Company may request that the lenders advance up to an additional $75.0 million in term loans, although this additional amount and the terms under which such loans would be made have not been committed. Under the Amended Credit Facility, the Company increased its borrowings to $100.0 million and used the additional proceeds for the MPS and ERS acquisitions and to pay the fees and expenses incurred in connection with the Amended Credit Facility. The additional funds available under the Amended Credit Facility may be used by the Company for financing certain acquisitions and for general corporate purposes. Interest under the Amended Credit Facility is based, at the option of the Company, on either: (i) a floating per annum rate based on the Administrative Agent’s prime rate plus a margin of 1.50% or (ii) a floating per annum rate (based upon one, two, three or six-month interest periods) based on LIBOR plus a margin of 2.50% (7.33% at December 31, 2007). The Company also entered into two interest rate swap contracts during 2007 which, while in place will maintain an effective rate of approximately 7.40%. See additional discussion of the interest rate swap contracts in Note 10.

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

6. COMMITMENTS AND CONTINGENCIES

Letters of Credit —The Company’s Sydney and San Francisco office leases and the Company’s malpractice insurance are collateralized by separate letters of credit in the amounts of $0.2 million, $0.1 million and $0.4 million, respectively, as of March 31, 2008 and December 31, 2007.

Litigation —The Company is involved in litigation in the normal course of business. After consultation with legal counsel, Company management estimates that at March 31, 2008 these matters are expected to be resolved without material adverse effect on the Company’s financial position, results of operations, or cash flows.

Medical Liability Insurance —The Company is exposed to various risks of loss related to litigation that may arise related to malpractice and maintains insurance for medical liabilities in amounts considered adequate by Company management. The Company’s claims-made policy provides coverage up to the policy limits for claims filed within the period of the policy term, subject to deductible requirements. Coverage for affiliated radiologists is initiated when they begin providing services to the Company.

The Company records reserves for both reported and IBNR amounts. Reported amounts are reserved based upon the Company’s best estimate of future probable costs and totaled $0.5 million at March 31, 2008 and December 31, 2007. During the three months ended March 31, 2008, the Company recorded $0.9 million of expense for estimated IBNR amounts. The increase in the current period is primarily due to the utilization of an indemnification clause related to the acquisition of Radlinx. As a result, the Company recorded $0.5 million of additional costs in the period ended March 31, 2008.

7. STOCK COMPENSATION PLANS

Share Based Award Plans. The Company has two stock-based award plans, the 2004 Stock Plan (the “2004 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). In February 2006, all shares available for grant under the 2004 Plan were rolled over and became available for grant under the 2006 Plan. As of March 31, 2008, the Company had an aggregate of 4,511,557 shares of its common stock reserved for issuance under the 2004 Plan and 2006 Plan, of which 563,608 shares were available for future grants and 3,947,949 shares were subject to outstanding stock awards.

The Company’s Board of Directors administers the plans and establishes to whom the awards are granted, and the terms and conditions, including the exercise period, of such awards. All stock options granted have an exercise price equal to or greater than the fair value of the Company’s common stock on the date the option is granted. All restricted stock units (“RSUs”) granted are granted with an exercise price of zero. Both stock options and RSUs granted generally have contractual terms of ten years and vest over three years. Options and RSUs granted to employees and directors are valued using the multiple valuation approach, and the resulting expense is recognized using the accelerated method over the service period for the entire award.

Stock Options. The Company granted stock options covering 253,000 shares during the three months ended March 31, 2008 at a weighted-average exercise price of $12.23. The weighted-average grant-date fair value per share granted during the three months ended March 31, 2008 was $4.61. A summary of stock-based award activity for employees and non-employees under the 2004 Plan and 2006 Plan are as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2008	3,497,210	$14.85
Granted	253,000	12.23
Exercised	(134,630)	2.50
Cancelled	(189,435)	19.97

Outstanding as of March 31, 2008	3,426,145	$14.86	7.86	$5,849

Exercisable as of March 31, 2008	1,196,483	$11.34	6.05	$4,294
Vested and expected to vest as of March 31, 2008	3,315,560	$14.78	7.82	$5,808

Restricted Stock Units. During the three months ended March 31, 2008, the Company granted 372,671 restricted stock unit awards at a fair value of $12.23 per share. Activity related to these restricted stock unit awards is as follows:

Restricted Stock Unit Awards	Number of Awards	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2008	254,574
Granted	372,671
Released	(96,559)
Cancelled	(8,882)

Outstanding as of March 31, 2008	521,804	2.06	$4,884

Vested and expected to vest as of March 31, 2008	470,569	2.02	$4,405

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options. For all RSU awards, the exercise price is zero.

Recognition of Compensation Expense. As of March 31, 2008, the total remaining unrecognized compensation cost related to unvested stock-based employee/director arrangements, net of an estimated forfeiture rate of 8.9%, was $8.4 million and is expected to be recognized over a weighted average period of 1.13 years.

The Company measures the compensation cost associated with stock-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of the stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The weighted average fair values of stock-based arrangements on the date of grant and the assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Dividend yield	—	—
Expected volatility	47%	32%
Risk-free interest rates	2.62%	4.71%
Expected term for employees (years)	3.7	4.0
Expected/remaining term for non-employee (years)	10	10

Expected volatility is estimated based primarily on evaluating similar companies’ volatility rates, due to the Company’s limited trading history. The Company started incorporating its trading history into the estimates on January 1, 2007. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant corresponding with the expected term of the options. The expected option term for employees is the number of years estimated that options will be outstanding prior to exercise considering vesting schedules, historical exercise experience and other relevant factors.

8. COMPUTATION OF EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(in thousands, except share data)
Numerator:
Net income available in basic calculation	$731	$4,332

Denominator:
Weighted average common shares outstanding-basic	30,444,195	29,960,256
Effect of dilutive stock options and restricted stock units	854,742	737,937
Effect of contingently issuable shares	125,426	183,535

Weighted average common shares outstanding-dilutive	31,424,363	30,881,728

Earnings per common share—basic	$0.02	$0.14
Earnings per common share—diluted	$0.02	$0.14

Anti-dilutive shares excluded from calculation	2,653,840	589,794

9. INCOME TAXES

In accordance with interim reporting requirements, the Company uses an estimated annual effective tax rate for computing its provision for income taxes. The effective rate for the three months ended March 31, 2008 and 2007 were 40.1% and 38.8%, respectively. The increase in effective rate is primarily due to a decrease in book income compared to the prior period. The Company’s permanent tax differences did not change significantly from the prior period leading to the increase in the effective rate.

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

There was no change in the balance of net unrecognized tax benefits for the three months ended March 31, 2008. All of the unrecognized tax benefits would affect the Company’s effective tax rate if recognized. The Company does not anticipate a material change to the total amount of unrecognized tax benefits within the next twelve months.

Interest and penalties related to income tax liabilities are included in Other Expense. As a result of the implementation of FIN 48, the Company recorded a cumulative effect adjustment to retained earnings of $6,700 for accrued interest and $68,200 for penalties on unrecognized tax benefits. During the three months ended March 31, 2008, the Company recorded $1,700 of additional interest and $2,500 of additional penalties on unrecognized tax benefits.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the condensed consolidated balance sheet at fair value. The Company designates at inception whether the derivative contract is considered hedging or non-hedging in accordance with SFAS 133. During 2007, the Company entered into two interest rate swap contracts with a combined notional amount of $100.0 million in connection with its outstanding debt. The contracts expire on September 30, 2009 and 2010, respectively. These contracts, while in effect, will maintain an effective interest rate of approximately 7.40%. The contracts were initiated to maintain compliance with debt requirements and to protect the Company against changes in the interest payments associated with its variable-rate long-term debt, and therefore are considered cash flow hedges. As a result, as long as the swap is deemed highly effective, changes in the fair value of the swaps are recorded as either an asset (a gain position), or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of shareholders’ equity. At March 31, 2008 and December 31, 2007, the fair value of the interest rate swap contracts resulted in net unrealized losses of $5.4 million and $2.7 million, respectively. For the quarter ended March 31, 2008, the amount of hedge ineffectiveness was immaterial.

11. FAIR VALUE MEASUREMENTS

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has determined that its marketable securities and interest rate swaps are Level 2 in the fair value hierarchy discussed above. The Company’s marketable securities are valued using inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As discussed in Note 5 above, the Company’s interest rate swap is based on a LIBOR rate. Fair value for the interest rate swap is based on a model-derived valuation using the LIBOR rate, which is observable at commonly quoted intervals for the full term of the swap. The Company does not have any financial assets or liabilities measured under Level 1 or Level 3 of the fair value hierarchy.

The following table sets forth the fair value of Company’s financial assets and liabilities as measured using Level 2 inputs on a recurring basis as of March 31, 2008:

(In thousands)
Assets
Marketable securities	$33,216
Liabilities
Interest rate swap contract	$5,395

12. SUBSEQUENT EVENT

On May 7, 2008, the Company announced that it expects to commence a “Dutch Auction” tender offer to purchase such number of shares of its common stock that does not exceed an aggregate purchase price of $50.0 million. Under terms of the tender offer, the Company will invite stockholders to tender their shares at prices specified by the tendering stockholders within a range to be specified in the proposed offer to purchase. Upon receipt of the tenders, the Company will then select the lowest single per-share purchase price that will allow it to buy up to $50.0 million of its outstanding common stock, as soon as practicable.

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

Overview

NightHawk Radiology Holdings, Inc. is leading the transformation of the practice of radiology by providing high-quality, cost-effective services to radiology groups and hospitals throughout the United States. We provide the most complete suite of solutions, including professional services, business services, and our advanced, proprietary clinical workflow technology, all designed to increase efficiencies and improve the quality of patient care and the lives of physicians who provide it. Our team of physicians, located primarily in the United States, Australia, and Switzerland, provide services 24 hours a day, seven days a week, for more than 780 customers covering approximately 26% of all U.S. hospitals. For more information, visit www.nighthawkrad.net.

Our team of American Board of Radiology-certified, U.S. state-licensed and hospital-privileged affiliated radiologists uses our proprietary workflow technology to provide professional services (“interpretations” or “reads”) from locations around the world to our customers in the United States. The reads that they perform consist primarily of off-hours preliminary reads, but increasingly include final and sub-specialty interpretations and cardiac computed tomography (or “CT”) reads. In addition to these professional services, we also provide our customers with cardiac 3D reconstructions, clinical workflow technology, and business services, all designed to enhance the care they provide to patients and improve the efficiency of their practices.

Recent Acquisitions

In 2007, we expanded our solution suite and customer base through a series of acquisitions and investments:

•

In February 2007, we acquired Teleradiology Diagnostic Services, Inc. (“TDS”), a leading provider of off-hours teleradiology services on the West Coast, providing services to hospitals throughout California, the largest market in the United States,

•

In April 2007, we acquired The Radlinx Group, Ltd. (“Radlinx”), the third largest provider of teleradiology services in the country with affiliated radiologists located throughout the United States, and

•

In July 2007, we acquired Midwest Physician Services, LLC (“MPS”), which provides a complete suite of business process services including revenue cycle management, human resources services, facilities management, accounting and financial services, transcription services, records management, operational support and quality assurance program support.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires our management to select and apply accounting policies that best provide the framework to report the results of operations and financial position for the Company. The selection and application of those policies requires management to make difficult, subjective and/or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

As of March 31, 2008, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. The policies disclosed included the accounting for revenue recognition and allowance for doubtful accounts, stock-based compensation, use of estimates, purchase accounting and long-lived assets including goodwill and other acquired intangible assets, income taxes, and derivative accounting.

How We Generate Revenue

Historically, we have generated substantially all of our revenue from the professional radiology services that we provide our customers. We typically provide these services pursuant to one-year service contracts that automatically renew for each successive year unless terminated by the customer or by us. The amount we charge for our radiology services varies by customer based upon a number of factors, including the hours of coverage we provide for the customer, the number of interpretations we perform for the customer and the technical and administrative services we provide to the customer.

More recently, through our acquisition of MPS in July 2007, we have expanded our service offerings for radiology groups to include business services such as revenue cycle management, human resources services, facilities management, accounting and financial services, transcription services, records management, operational support, and quality assurance program support.

We also license the use of our proprietary clinical workflow technology to customers which includes both hosted applications and related services such as implementation setup, training, report customization and monitoring.

We recognize revenue generated by our professional and business services during the month in which services are provided and we bill our customers at the beginning of the following month. Because the invoices are typically paid directly by our customers, we do not currently depend upon any material payments by third-party payors or patients. Our business services revenue is based on a contractual agreement that is driven by the amount of services we provide and the amount business our customers provide.

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

For the three months ended March 31, 2008, our exam volumes reached more than 745,000 and our affiliated radiologists provided services to more than 780 customers serving more than 1,500 hospitals. The total number of hospitals we cover represents approximately 26% of all hospitals in the United States.

Most of our current customers contract with us for a limited set of professional services. There is significant opportunity among our customer base to “cross-sell” our services – to expand the types of professional services we provide to customers and also to begin providing clinical workflow technology and business services to those customers.

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

Malpractice Expense. We recognize expenses associated with medical liability premiums in the month in which the expense is incurred. We record reserves for both reported and incurred but not reported (“IBNR”) amounts. Reported amounts are reserved based upon our best estimate of future probable costs. IBNR claims are estimated using historical claims lag information received by our third party claims administrator and industry indices. This reserve is intended to cover potential medical claims that might arise related to all of the radiological interpretations performed by our affiliated radiologists since inception.

Physician Stock-Based Compensation Expense. As described previously, we record physician stock-based compensation expense in connection with any stock options, restricted stock units or other issuance of shares of our common stock to our affiliated radiologists and present this expense in our consolidated statements of operations as part of our professional services expense. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to affiliated radiologists in accordance with Statement of Financial Accounting Standards (“ SFAS”) No. 123 (revised 2004) Share Based Payment (“SFAS No. 123(R)”) and Emerging Issues Task Force (“EITF”) Issue No. 96-18 Accounting for Equity Instruments That Are issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services (“EITF No. 96-18”).

Sales, General and Administrative Expense. Sales, general and administrative expense consists primarily of salaries and related expenses for all employees, non-physician stock-based compensation, information technology and telecommunications expenses, costs associated with licensing and privileging our affiliated radiologists, facilities and office-related expenses, sales and marketing expenses and other general and administrative expenses.

Non-Physician Stock-Based Compensation Expense. As described previously, we record non-physician stock-based compensation expense in connection with any grant of stock options, restricted stock units, warrants or other issuance of shares of our common stock to our employees and directors and present this expense in our consolidated statement of operations as part of our sales, general and administrative expense. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to our employees and directors in accordance with SFAS No. 123(R).

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

Our revenue has increased in absolute dollars each year since inception and our revenue growth rates have been historically strong. Revenue grew 61% from March 31, 2007 to March 31, 2008 with organic revenue growth of 15% for the same periods. Our revenue growth rates have declined from the three months ended March 31, 2007 to the three months ended March 31, 2008 when compared with our growth rate from the three months ended March 31, 2006 to the three months ended March 31, 2007. This rate of growth will likely continue to decline as a result of the increased revenue base against which future periods will be compared. In addition, although we expect that a number of our customers will implement our new service offerings, continue to implement coverage for additional hospitals as well as continue to use additional hours of our service, we also have experienced and expect to continue to experience lost volumes from certain customers.

Prior to January 1, 2008, we recognized revenue associated with our wholly owned subsidiary Emergency Radiology Services, LLC (“ERS”) on a net basis due to the structure of the services agreement with St. Paul Radiology, P.A. (“SPR”). As part of our goal to align all of our professional radiology service entities under the same business model, effective January 1, 2008 we amended the services agreement with SPR which resulted in ERS recognizing revenue on a gross basis. This amendment resulted in the addition of $0.8 million in revenue in the three months ended March 31, 2008 and the addition of 24 new customers.

Our scan volumes grew 54% from first quarter 2007 to first quarter 2008 and same site volumes increased 19% over the same periods. Historically, we have seen an increase in same-site volumes during the second and third quarters of each fiscal year, when weather conditions tend to be warmer in much of the United States. We believe these increases are a result of increased outdoor and transportation activities during summer months. During the first and fourth quarters of each fiscal year, when weather conditions are colder for a large portion of the United States, we have historically experienced relatively lower same-site volumes than those experienced during the second and third quarters. We expect this seasonality to continue. A summary of our historical volumes is as follows:

		Total Volumes	Growth Rates		Acquisition Contribution - First 12 Months
Quarter	Year		Sequential	Year over Year	TDS *	Radlinx	ERS
Q1	2007	484,477	8%		27,089	—	—
Q2	2007	731,418	51%		51,095	137,611	—
Q3	2007	787,673	8%		52,708	143,339	—
Q4	2007	730,992	(7%)		51,644	124,394	—

FY	2007	2,734,560	62%
Q1	2008	745,075	2%	54%	23,147	117,693	17,457

*	TDS Acquisition volumes shown for Q1 2008 represent January 1, 2008 through February 9, 2008. The 12 month anniversary period ends February 9, 2008, so volumes read after that date are classified as organic.

Trends in Professional Service Fees. Since inception, our professional service fees have increased in absolute dollars each year, primarily due to the addition of new affiliated radiologists to perform an increased workload as our business has grown. We expect that our professional service fees will continue to increase in absolute dollars as we contract with additional radiologists to meet the increasing demand for our services, as we begin to offer additional services, and as a result of scheduled increases in hourly fees under our existing agreements with our affiliated radiologists. In addition, as we have integrated the physician compensation models from our acquisitions, we have experienced and expect to continue to experience pressure on our professional service fees as a percentage of revenue.

Trends in Medical Liability Expense. Our medical liability expense has also increased in absolute dollars each year since inception, primarily due to increases in our medical liability premiums as our business has grown and our recording of IBNR. We expect our medical liability premiums and our IBNR expense to continue to increase in absolute dollars in future periods as our business continues to grow. In addition, if we have claims in future periods for which we deem a liability to be probable, our medical liability expense may increase.

Trends in Physician Stock-Based Compensation Expense. The amount of physician stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding options held by our affiliated radiologists, the number of hours worked, and the change in the value of our common stock in that period. Also, during periods when our stock price is rising, under EITF 96-18, we will record a compensation expense that generally exceeds the expense we would have recorded if these individuals were employees. Our expense in future periods for physician stock-based compensation will be driven primarily by new equity-based grants we make to our affiliated radiologists, the rate at which those equity awards and the currently outstanding options are earned over such periods, as well as changes, if any, in our stock price during such periods.

Trends in Sales, General and Administrative Expense. Our sales, general and administrative expense has increased in absolute dollars each year since inception primarily as a result of increased payroll expenses in connection with the addition of key management personnel, software development professionals and general headcount. Our employee headcount increased from 265 at March 31, 2007 to 540 at March 31, 2008, partially as a result of our 2007 acquisitions. We expect that these payroll expenses will continue to change as we adjust headcount at all levels of our business to match our growth. We also expect that our general and administrative expenses will increase in absolute dollars due to increases in telecommunications and information technology costs, licensing and privileging costs and increased accounting and legal costs due to growth. Also, we expect that our general and administrative expense will increase in absolute dollars due to increases in facilities expenses related to our offices as well as the anticipated expansion of our Coeur d’Alene office in 2008.

Trends in Non-Physician Stock-Based Compensation Expense. The amount of non-physician stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding options and the valuation criteria used at the time of the grant. The amount of expense is also impacted by the accelerated method we use to expense these options. As we continue to grant options and restricted stock units to our employees and directors, we expect our non-physician stock-based compensation expense to decrease in future periods.

Trends in Interest Expense. On April 5, 2007, we entered into a Credit Agreement relating to a term loan in an amount of $53.0 million to acquire The Radlinx Group, Ltd. On July 10, 2007, we entered into an Amended and Restated Credit Agreement and increased our borrowings to $100.0 million to assist in funding the MPS and ERS acquisitions and associated fees. During the third quarter of 2007, we entered into two interest rate swap contracts to cover the full $100.0 million in borrowings and to provide a hedge for us against changes in the interest payments associated with this variable-rate long-term debt. While these swaps are in place, our effective interest rate should be approximately 7.4%. We expect our interest expense to remain consistent in future periods unless we change our debt or hedge positions.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of service revenue:

	Three Months Ended March 31,
	2008	2007
Service revenue	100%	100%
Operating costs and expenses:
Professional services (1)	43	40
Sales, general and administrative (2)	44	33
Depreciation and amortization	7	3

Total operating costs and expenses	94	76

Operating income	6	24
Other income (expense):
Interest expense	(5)	—
Interest income	1	3
Other, net	—	—

Total other income (expense)	(4)	3

Income before income taxes	2	27
Income tax expense	1	10

Net income	1	17

(1)	Includes non-cash stock-based compensation expense of $0.6 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively.

(2)	Includes non-cash stock-based compensation expense of $2.4 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively.

Comparison of Three Months Ended March 31, 2008 and March 31, 2007

Service Revenue

	Three Months Ended March 31,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Service revenue	$41,688	$25,882	$15,806	61%

The increase in service revenue from the three months ended March 31, 2007 to the three months ended March 31, 2008 resulted primarily from a $3.8 million increase in organic revenue and $11.6 million in additional revenue from the TDS, Radlinx, MPS and ERS acquisitions. The organic growth is driven by a 21% increase in read volumes due to an increase in utilization by our customers of our hours of service, an increase in the number of our customers and their affiliated sites, new services and the growth in the use of diagnostic imaging technologies and procedures in the healthcare industry. New services accounted for 21% of our revenue in the three months ended March 31, 2008 compared to 4% for the same period of 2007. For the three months ended March 31, 2008, final interpretations were $4.6 million, or 11% of revenue.

Operating Costs and Expenses

Professional Services

	Three Months Ended March 31,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Professional services (1)	$17,867	$10,373	$7,494	72%
Percentage of service revenue	43%	40%

(1)	Includes non-cash stock-based compensation expense of $0.6 million for the three months ended March 31, 2008 and $1.0 million for the three months ended March 31, 2007.

The increase in professional services expense for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 resulted primarily from an increase in the number of our affiliated radiologists providing service from 75 to 114. This increase in the number of affiliated radiologists was driven primarily by the addition of radiologists in connection with our acquisition of TDS and Radlinx as well as the increased demand for our services. The following expenses comprise our professional services expense:

•

Professional Service Fees. Our professional service fees increased from $8.8 million for the three months ended March 31, 2007 to $15.7 million for the same period in 2008, a 78% increase, and increased as a percentage of service revenue from 34% to 38%. This increase was primarily driven by the integration of the TDS and Radlinx physician compensation models. We expect margins to improve and professional services expense to decline as a percentage of revenue as the integrations progress and our new affiliated radiologists’ productivity improves. We also incurred higher costs of approximately $0.6 million due to scheduling constraints experienced during the quarter.

•

Physician Stock-Based Compensation Expense. Non-cash physician stock-based compensation expense for the three months ended March 31, 2008 dropped 39% or $0.4 million from the prior year’s comparable period. This primarily reflects the mark-to-market effect from the decrease in the stock price over the past twelve months. As a percentage of service revenue, physician stock-based compensation expense decreased from 4% for the three months ended March 31, 2007 to 1% for the same period in 2008.

•

Medical Liability Expense. Our medical liability expense increased from $0.6 million for the three months ended March 31, 2007 to $1.6 million for the three months ended March 31, 2008. The expense recorded in 2007 was solely related to medical liability premiums. The 2008 expense represents $0.5 million of medical liability premiums, $0.2 million for reported malpractice claim reserves and the remaining $0.9 million was attributable to the increase in our estimated IBNR reserve for exposure related to potential medical liability claims that have not yet been reported. The increase in the current period IBNR reserve is primarily due to the utilization of an indemnification clause related to our acquisition of Radlinx. As a result, we recorded $0.5 million of additional costs in the period ended March 31, 2008. We accrue IBNR amounts using actuarial calculations, models and assumptions based on historical loss experience and industry indices.

Sales, General and Administrative

	Three Months Ended March 31,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Sales, general and administrative (1)	$18,170	$8,464	$9,706	115%
Percentage of service revenue	44%	33%

(1)	Includes non-cash stock-based compensation expense of $2.4 million for the three months ended March 31, 2008 and $0.8 million for the three months ended March 31, 2007.

Our sales, general and administrative expense increased 115% from the three months ended March 31, 2007 to the three months ended March 31, 2008. This resulted primarily from increases in payroll expense due to additional hiring and additional headcount related to our acquisitions. Higher absolute spending was driven primarily by investments in new service offerings and infrastructure, as well as the expansion of our management team along with temporary duplicative costs related to the recent acquisitions that have not yet been fully eliminated. The following expenses comprise our sales, general and administrative expense:

•

Payroll and Related Expense. Our sales, general and administrative headcount increased from 265 at March 31, 2007 to 540 at March 31, 2008, a 104% increase, and resulted in an increase in non-stock-based payroll expense from $4.9 million for the three months ended March 31, 2007 to $10.0 million for the three months ended March 31, 2008, a 104% increase. This increase in payroll expense resulted from acquisitions, additions due to new business offerings, and new management. For the three months ended March 31, 2008, we also accrued severance payments and other costs relating to the resignations of our Chief Operating Officer and Chief Financial Officer totaling $0.8 million. We also had a one time non-cash charge of $0.7 million for the acceleration of options held by our prior Chief Operating Officer.

•

Information Technology and Telecommunications Expense. Our non-payroll information technology and telecommunications expense increased from $0.5 million for the three months ended March 31, 2007 to $1.2 million for the three months ended March 31, 2008, a 129% increase. The increase in expense resulted from our acquisitions and organic growth as we have expanded our operations to include centralized facilities in locations in the United States to support our service offerings as well as the increased number of affiliated radiologist we provide services for.

•

Facilities Expense. Our facilities and office-based expense increased from $0.6 million for the three months ended March 31, 2007 to $1.2 million for the three months ended March 31, 2008, a 114% increase. The increase in facilities and office-based expense was driven primarily by the increase in number of facilities and occupancy expenses associated with the acquisitions.

•

Licensing and Privileging Expense. Our non-payroll licensing and privileging expense consists primarily of fees paid in connection with the state medical licenses and hospital privileges we obtain on behalf of our affiliated radiologists. Licensing and privileging expense is driven by the timing of new contracted physicians and the timing of renewals for existing physicians’ licenses and credentials. Non-payroll licensing and privileging expenses increased from $0.4 million for the three months ended March 31, 2007 to $1.0 million for the three months ended March 31, 2008. Approximately $0.2 million of this increase was driven by our licensing and privileging of radiologists as part of our partnership with SPR.

•

Other General and Administrative Expense. Our other general and administrative expense consists primarily of professional accounting, legal and consulting services, general liability insurance and employee-related expenses such as recruiting, travel and entertainment. As a percentage of service revenue, other general and administrative expense increased from 4% for the three months ended March 31, 2007 to 5% for the same period of 2008. Other general and administrative expense increased from $1.1 million for the three months ended March 31, 2007 to $2.2 million for the three months ended March 31, 2008, a 94% increase. The increase in other general and administrative expense was driven primarily by higher accounting, consulting and legal costs, as well as higher travel costs.

Other Income (Expense)

Interest Expense

	Three Months Ended March 31,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Interest expense	$2,187	$1	$2,186	100%
Percentage of service revenue	5%	—%

Our interest expense for the three months ended March 31, 2008 consists of the interest expense incurred on term loans under our current Credit Facility. On April 5, 2007 we borrowed $53.0 million in connection with the Radlinx acquisition and an additional $47.0 million on July 10, 2007 in connection with the MPS and ERS acquisitions. Also included in interest expense is $0.4 million of amortized deferred loan fees.

Interest Income

	Three Months Ended March 31,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Interest Income	$527	$888	$(361)	(41)%
Percentage of service revenue	1%	3%

The decrease in our interest income for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is due to a higher average balance and better market rates in 2007.

Income Tax Expense

	Three Months Ended March 31,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Income tax expense	$490	$2,748	$(2,258)	(82)%
Percentage of service revenue	1%	10%

The decrease in our income tax expense was due primarily to lower earnings in the current quarter.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

Our financial position includes cash, cash equivalents and marketable securities of $66.8 million at March 31, 2008 and $62.6 million at December 31, 2007.

The discussion below highlights significant aspects of our capital resources and cash flow activities (in millions).

Capital resources	March 31, 2008	December 31, 2007
Cash and cash equivalents	$33.6	$32.0
Marketable Securities	33.2	30.6

Total	$66.8	$62.6

	Three Months Ended
Cash flow activities	March 31, 2008	March 31, 2007
Net cash provided (used) by:
Operating activities	$5.8	$8.2
Investing activities	(4.2)	(16.5)
Financing activities	0.1	0.4

Increase (decrease) in cash and cash equivalents	$1.7	$(7.9)

The discussion below highlights significant aspects of our cash flows.

Operating Activities

Since our inception in August 2001, we have funded our operations primarily from cash flows generated by our operating activities. Net cash from operations was $5.8 million for the three months ended March 31, 2008 and $8.2 million for three months ended March 31, 2007.

For the three months ended March 31, 2008, we generated net cash from operations of $5.8 million from net income of $0.7 million. Significant non-cash charges included in net income that did not impact our net cash from operations during this period include depreciation and amortization of $2.8 million and stock compensation expense of $2.9 million.

For the three months ended March 31, 2007, we generated net cash from operations of $8.2 million from net income of $4.3 million. Significant non-cash charges included in net income that did not impact our net cash from operations during this period include depreciation and amortization of $0.9 million and stock compensation expense of $1.8 million.

The changes in our operating assets and liabilities, net of acquisitions, and the associated impacts on our net cash from operations during the three months ended March 31, 2008 as compared to the changes during the three months ended March 31, 2007 are primarily due to the following factors:

•

Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased by $2.5 million during the three months ended March 31, 2008. This increase was primarily due to the renewal and prepayment of several insurance policies and prepayments regarding facility related items.

•

Accrued Payroll and Related Benefits and Accrued Performance Bonus. Accrued payroll and related benefits and accrued performance bonus increased an aggregate $0.6 million during the three months ended March 31, 2008. This increase was primarily due to accrued but unpaid severance related to the resignations of the Chief Operating Officer and Chief Financial Officer totaling, $0.8 million, and an increase in accrued vacation of $0.3 million, partially offset by fewer days in the payroll accrual as compared to December 31, 2007.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4.2 million for the three months ended March 31, 2008 compared to $16.5 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, net cash used in investing activities was primarily attributable to an increase in property and equipment relating to computer equipment and software purchases and the net purchases of marketable securities. For the three months ended March 31, 2007, net cash used by investing activities was primarily attributable to the use of $21.9 million in the acquisition of TDS and the net sale of marketable securities.

Investments in marketable securities are classified as investing activities on the Condensed Consolidated Statement of Cash Flows. Investment activity during the three months ended March 31, 2008 included the purchase of $10.3 million in marketable securities, offset by cash receipts of $7.8 million as a result of certain investments reaching maturity during the period. Investment activity during the three months ended March 31, 2008 included the purchase of $11.4 million in marketable securities, offset by cash receipts of $17.9 million as a result of our need to fund the TDS acquisition.

We also invested $1.6 million in property and equipment during the three months ended March 31, 2008 compared to $1.2 million in 2007. The majority of these capital expenditures were associated with computer equipment and the continued investment in our information technology infrastructure.

Net Cash Provided By Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2008. These amounts mostly represent the cash payments for debt principal offset by the proceeds from the exercise of stock options and excess tax provision from exercise of stock options during the quarter.

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2007. These amounts mostly represent the cash proceeds from the exercise of stock options and excess tax provision from exercise of stock options during the quarter.

Financial condition and liquidity

We expect our long-term liquidity needs to consist primarily of working capital, capital expenditure requirements and future acquisitions. Also, on May 7, 2008 we announced that we expect to commence a “Dutch Auction“ tender offer to purchase shares of our common stock up to an aggregate purchase price of $50.0 million. We intend to fund these liquidity needs from current capital resources, cash generated from operations and our credit agreement entered into April 5, 2007. We believe our capital resources will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

Our Sydney and San Francisco offices leases are collateralized by separate letters of credit in the amounts of $0.2 million and $0.1 million, respectively, as of March 31, 2008. Our medical liability insurance policy is also collateralized by a separate letter of credit in the amount of $0.4 million as of March 31, 2008.

Contractual Obligations

There have been no significant changes to our contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

RECENT ACCOUNTING STANDARDS

Information regarding recently adopted and new accounting pronouncements is included in Note 1 “Summary Of Significant Accounting Policies,” of the Notes to the Condensed Consolidated Financial Statements in Item 1.

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $33.6 million at March 31, 2008. These amounts were invested primarily in interest-bearing money market accounts. Additionally, we had marketable securities totaling $33.2 million at March 31, 2008 invested primarily in U.S. government agency securities and municipal securities. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, any declines in interest rates will reduce future investment income.

As of March 31, 2008, we had $99.3 million in variable rate debt. Because of the two interest rate swap contracts entered in to during 2007, this outstanding debt is not subject to interest rate risk during the terms of such contracts. For more information on our hedging activities, see Note 10 “Derivative Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements in Item 1.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the three months ended March 31, 2008, we carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

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

The market for professional radiology services and business process services is competitive and rapidly changing, barriers to entry are relatively low, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors, including our largest competitor, Virtual Radiologic Corporation, offer their services at a lower price, which has resulted and may continue to result in pricing pressure and lost customers. If we are unable to maintain our current pricing, our operating results could be negatively impacted. In addition, pricing pressures and increased competition could result in reduced revenue, reduced profits or the failure of our services to achieve or maintain more widespread market acceptance, any of which could harm our business.

In addition, if companies larger than we are enter the market through internal expansion or acquisition of one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. These competitors could have established customer relationships and greater financial, technical, sales, marketing and other resources than we do, and may be able to respond more quickly to new or emerging technologies or devote greater resources to the development, promotion and sale of their services. This competition could harm our ability to sell our services, which may lead to lower prices, reduced revenue and, ultimately, reduced market share.

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

A key element of our strategy is to pursue strategic acquisitions that are complementary to our business or offer us other strategic benefits. Acquisitions in which we may engage involve numerous risks, including:

•	difficulties or delays in integrating physician compensation models,

•	difficulties in integrating operations, technologies, services and personnel,

•	diversion of financial and management resources from existing operations,

•	risk of entering new markets,

•	potential write-offs of acquired assets,

•	potential loss of key employees, and

•	inability to generate sufficient revenue to offset acquisition costs.

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

We have historically focused our business on providing emergency radiology services during the hours of 5:00 p.m. to 8:00 a.m. and 24 hours per day on weekends and holidays. In 2006, we expanded our hours of service to 24 hours, 7 days a week and began offering final reads and sub-specialty services, including cardiac imaging services, to enhance our service offerings to our customers. In addition, our acquisitions of MPS and ERS will permit us to provide a more complete suite of solutions to radiology groups. However, our efforts to provide these final reads and sub-specialty services, or any other services beyond our current services offerings and radiology solutions, may not result in significant revenue growth for us. In addition, efforts to expand our services into these new markets may divert management resources from existing operations and require us to commit significant financial resources to an unproven business. To support these service offerings, we have recently opened two additional centralized reading centers in San Francisco, California and Austin, Texas, similar to our facilities in Sydney, Australia and Zurich, Switzerland. If we are unable to effectively and profitably expand our offerings in these areas, our business, financial condition and results of operations could be adversely affected.

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

The majority of our customers are radiology practices. These customers, and not us, typically bill and receive payments from Medicare and/or Medicaid for the professional services provided by our affiliated radiologists. Medicare and Medicaid generally prohibit a physician who performs a covered medical service from “reassigning” to anyone else (including to other physicians) the performing physician’s right to receive payment directly from Medicare or Medicaid, except in certain circumstances. We believe that the services provided by our affiliated radiologists satisfy one or more of the exceptions to this prohibition, but the various Medicare carriers and state Medicaid authorities may interpret these exceptions differently than we do. Because Medicare and Medicaid payments may comprise a significant portion of the total payments received by our customers for the services of our affiliated radiologists, if it were determined that we do not qualify for an exception, our customers could be prohibited from billing Medicare and/or Medicaid for the services of our affiliated radiologists and this would cause a material adverse effect on our ability to market our services and on our business and results of operations. Future laws or regulations, moreover, may require that we bill Medicare or Medicaid directly for new services we provide to our customers. Should this occur, we would either be required to forgo business with such customers or be required to design, develop and implement an appropriate recordkeeping and billing system to bill Medicare and Medicaid.

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

Our success depends largely upon the continued services of our executive officers, particularly Dr. Paul Berger, our Chief Executive Officer and Chairman of the Board. The loss of Dr. Berger, Tim Murnane, our Chief Operating Officer, or Jon D. Berger, our Senior Vice President of Strategy and Business Development could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock.

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

In addition, a third of our affiliated radiologists live in Australia and Switzerland, but receive compensation from us in U.S. dollars. Any relative weakness in the U.S. dollar compared to the Australian dollar or Swiss franc may increase the cost of living for our affiliated radiologists and make it less attractive for our affiliated radiologists to sign or renew their service contracts with us.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time,

•	provide that directors may only be removed “for cause,”

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt,

•	eliminate the ability of our stockholders to call special meetings of stockholders,

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders,

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws, and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 4, 2008, 181,971 shares of our common stock were issued as consideration to stockholders of American Teleradiology Nighthawks, Inc. (“ATN”) as of the acquisition date of September 30, 2005. The additional consideration was calculated in accordance with the provisions of the purchase agreement. The issuance was made in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended. See additional discussion in Note 2 to Condensed Consolidated Financial Statements.

ITEM 6.	Exhibits

Exhibit Number	Description

10.42(2)	Employment Agreement dated February 19, 2008 between the Company and Mr. Tim Murnane

10.43(1)	Letter Agreement between the Company and Mr. David Engert dated April 23, 2008

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on April 30, 2008.
(2)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on February 25, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

Date: May 9, 2008	By:	/s/ GLENN R. COLE
Glenn R. Cole
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)