Form 10-Q
period 2008-06-30
NightHawk Radiology Holdings Inc
filed 2008-07-31
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51786

NightHawk Radiology Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0722777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Front Street, #502, Cœur d’Alene, Idaho	83814
(Address of principal executive offices))	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 25, 2008, 28,541,983 shares of the Registrant’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$38,245	$31,956
Marketable securities	10,000	30,625
Trade accounts receivable, net	26,553	25,665
Deferred income taxes	294	655
Prepaid expenses and other current assets	4,300	2,812

Total current assets	79,392	91,713

Property and equipment, net	11,669	10,555
Goodwill	69,012	68,601
Intangible assets, net	83,368	87,133
Deferred income taxes	1,656	1,251
Other assets, net	3,907	4,213

Total	$249,004	$263,466

LIABILITIES
Current liabilities:
Accounts payable	$6,895	$6,071
Accrued expenses and other liabilities	4,923	12,881
Accrued payroll and related benefits	3,554	4,570
Long-term debt, due within one year	1,000	1,000

Total current liabilities	16,372	24,522

Insurance reserve	3,734	3,038
Long-term debt	98,000	98,500
Other liabilities	2,860	2,717

Total liabilities	120,966	128,777

Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock—150,000,000 shares authorized; $.001 par value; 28,533,983 and 30,312,322 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	29	30
Additional paid-in capital	239,157	249,274
Retained earnings (deficit)	(109,456)	(112,957)
Accumulated other comprehensive income (deficit)	(1,692)	(1,658)

Total stockholders’ equity	128,038	134,689

Total	$249,004	$263,466

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service revenue	$42,758	$37,923	$84,446	$63,805
Operating costs and expenses:
Professional services (includes non-cash compensation expense of $386, $1,071, $976 and $2,031)	17,036	17,402	34,903	27,775
Sales, general, and administrative (includes non-cash compensation expense of $1,832, $1,845, $4,188 and $2,683)	16,463	12,643	34,634	21,107
Depreciation and amortization	2,959	1,792	5,757	2,642

Total operating costs and expenses	36,458	31,837	75,294	51,524

Operating income	6,300	6,086	9,152	12,281
Other income (expense):
Interest expense	(2,189)	(1,275)	(4,376)	(1,276)
Interest income	376	834	903	1,722
Other, net	(41)	(30)	(13)	(32)

Total other income (expense)	(1,854)	(471)	(3,486)	414

Income before income taxes	4,446	5,615	5,666	12,695
Income tax expense	1,675	2,101	2,165	4,849

Net income	$2,771	$3,514	$3,501	$7,846

Earnings per common share:
Basic	$0.09	$0.12	$0.12	$0.26
Diluted	$0.09	$0.11	$0.11	$0.25
Weighted averages of common shares outstanding:
Basic	30,426,531	29,996,297	30,435,363	29,978,376
Diluted	31,442,818	30,993,033	31,411,253	30,903,332

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,501	$7,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,757	2,642
Accretion of discounts on marketable securities	(21)	(217)
Amortization of debt issuance costs	324	72
Loss (gain) on disposal of fixed assets and other, net	344	(24)
Deferred income taxes	(11)	(2,034)
Non-cash stock compensation expense	5,164	4,714
Excess tax benefit from exercise of stock options	(238)	(340)
Provision for doubtful accounts	199	136
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade accounts receivable, net	(1,155)	(3,406)
Prepaid expenses and other assets	(1,507)	(537)
Accounts payable	615	2,307
Accrued expenses and other liabilities	(597)	728
Accrued payroll and related benefits	943	772

Net cash provided by operating activities	13,318	12,659

Cash flows from investing activities:
Purchase of marketable securities	(26,390)	(13,871)
Proceeds from maturities of marketable securities	33,755	27,178
Proceeds from the sale of marketable securities	13,303	—
Purchase of property and equipment	(3,296)	(2,375)
Cash and cash equivalents from acquisitions, net	—	87
Cash paid for acquisitions	(6,500)	(62,493)

Net cash provided by (used in) investing activities	10,872	(51,474)

Cash flows from financing activities:
Repayment of debt	(500)	(10,866)
Proceeds from exercise of stock options	400	333
Excess tax benefit from exercise of stock options	238	340
Purchase of common stock shares	(18,039)	—
Proceeds from debt	—	53,000
Payment on line of credit	—	(1,679)
Debt issuance costs paid	—	(1,827)

Net cash (used in) provided by financing activities	(17,901)	39,301

Net increase in cash and cash equivalents	6,289	486
Cash and cash equivalents—beginning of period	31,956	46,501

Cash and cash equivalents—end of period	$38,245	$46,987

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,488	$1,174
Cash paid for income taxes	2,740	5,157
Non-cash investing and financing activities:
Purchases of equipment included in accounts payable	176	210
Earnout liability included in accrued expenses settled in stock	2,078	—
Tender offer costs included in accounts payable and accrued expenses	464	—
Debt issuance costs included in accounts payable and accrued expenses	—	262
Acquisition costs included in accounts payable and accrued expenses	—	272

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$2,771	$3,514	$3,501	$7,846
Other comprehensive income:
Change in fair value of interest rate swaps	2,611	—	(66)	—
Less: deferred income taxes	(1,019)	—	33	—

Net other comprehensive income	1,592	—	(33)	—

Comprehensive income	$4,363	$3,514	$3,468	$7,846

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of Nighthawk Radiology Holdings, Inc and its subsidiaries (the “Company”). All material intercompany balances have been eliminated.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the Company’s results for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of the Company’s 2007 Annual Report on Form 10-K filed with the SEC on February 19, 2008. The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the entire fiscal year.

The Company’s unaudited condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, the loss contingency for medical liability claims, reserves for incurred but not reported (“IBNR”) medical liability claims, estimates used for the purpose of determining stock-based compensation and the Company’s business services customers’ expected net collections.

Trade Accounts Receivable—Trade accounts receivable represent receivables for services and are recorded at the invoiced amount and are non-interest bearing. The Company has a history of minimal uncollectible receivables. Company management reviews past due accounts receivable to identify specific customers with known disputes or collectibility issues. As of June 30, 2008 and December 31, 2007, the Company had reserved $0.7 million and $0.6 million, respectively, for doubtful accounts based on its estimate of the collectibility of outstanding receivables as of those dates.

Marketable Securities—The Company determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities have been classified and accounted for as available for sale. The Company may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities. The Company expects that the majority of marketable securities will be sold within one year, regardless of maturity date. The Company primarily invests in high-credit-quality debt instruments with an active resale market and money market funds to ensure liquidity and the ability to readily convert these investments into cash to fund current operations, or satisfy other cash requirements as needed. The Company does not invest in auction rate securities. Accordingly, all marketable securities have been classified as current assets in the accompanying balance sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which would be recorded as other income or expense. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of other income or expense.

Property and Equipment— Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of each asset, which range as follows:

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

Cost of computer software for internal use is capitalized and accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized costs are amortized based on their expected useful lives.

Depreciation expense for the three months ended June 30, 2008 and 2007 was $1.1 million and $0.7 million, respectively, and $2.0 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively.

Medical Liability Insurance —The Company is exposed to risk of loss related to litigation that may arise from alleged malpractice and accordingly maintains insurance for medical liabilities in amounts considered adequate by Company management. The Company’s claims-made policy provides coverage up to the policy limits for claims filed within the period of the policy term, subject to deductible requirements. Coverage for affiliated radiologists is initiated when they begin providing services on behalf of the Company.

The Company records reserves for both asserted and IBNR amounts. Asserted claims are reserved based upon the Company’s best estimate of future probable costs. The IBNR reserve is intended to cover potential medical claims that might arise related to past medical services performed by the Company’s affiliated radiologists. IBNR amounts are estimated using historical claims information and industry indices.

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash, cash equivalents, and marketable securities with high quality credit institutions and limits the amounts invested with any one financial institution or in any type of financial instrument. As of June 30, 2008 and December 31, 2007, a total of $17.8 million and $12.0 million, respectively, of cash and cash equivalents exceeded insured amounts.

Recent Accounting Standards—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value according to accounting principles generally accepted in the United States of America, and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. The provisions of SFAS 157 were effective for fiscal years beginning after November 15, 2007. The Company adopted this new accounting pronouncement as of January 1, 2008 and the impact of adoption was not significant. See Note 11 for disclosures regarding fair value measurements.

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

SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. SFAS 141(R) will be effective for the Company on January 1, 2009. The Company does not expect the adoption of SFAS No. 141(R) to have a significant impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that all entities in which its parent has a controlling financial interest be consolidated into the parent at 100 percent of fair value and the parent’s consolidated net income include amounts attributable to both the parent and noncontrolling interest. SFAS 160 clarifies that non-controlling interests in subsidiaries be presented as equity and any changes to the ownership interest are considered equity transactions providing the parent maintains its controlling financial interest in the subsidiary. SFAS 160 will be effective for the Company on January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a significant impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements and footnotes.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP SFAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the potential impact the adoption of FSP SFAS 142-3 on its consolidated financial statements and footnotes.

2. ACQUISITIONS

MIDWEST PHYSICIANS SERVICES, LLC AND EMERGENCY RADIOLOGY SERVICES, LLC.

On July 16, 2007, the Company acquired all of the outstanding equity interests of Midwest Physicians Services, LLC (“MPS”) and Emergency Radiology Services, LLC (“ERS”) from SPR Holdings II, LLC (“SPR Holdings”), a privately held company located in St. Paul, Minnesota. ERS is an off-hours teleradiology services company. MPS was formed by St. Paul Radiology, P.A. (“SPR”) to provide a suite of business process services including revenue cycle management, administrative, information technology and other services critical to the operation of a radiology group. The Company intends to combine these services with its proprietary workflow technology to offer its customers a more complete suite of professional and business process solutions.

The consideration for this acquisition consisted of (i) $62.9 million in cash, including $0.5 million in costs associated with the acquisition, and (ii) a warrant, issued to SPR, entitling SPR to purchase 300,000 shares of common stock of the Company at any time after July 16, 2010 and before July 16, 2017 at an exercise price of $18.75 per share. The fair value of the warrant was calculated using a Black-Scholes model as $3.3 million. Of the purchase price, $57.5 million of the cash portion was paid to SPR Holdings at closing and the remaining $5.0 million was placed into a third-party escrow account to secure SPR Holdings’ indemnification obligations under the terms of the acquisition agreement. The funds placed in the escrow account, net of any indemnification obligations, will be released to SPR Holdings on the second anniversary of the acquisition.

In connection with the acquisition, MPS entered into a long-term administrative support services agreement, under which MPS will provide business process services to each of SPR and Midwest Radiology LLC, an affiliate of SPR and provider of imaging services, in exchange for a percentage of the net revenue generated by each of those companies.

Prior to January 1, 2008, the Company recognized revenue associated with ERS on a net basis due to the structure of the services agreement with SPR. As part of the Company’s goal to align all of its professional radiology service entities under the same business model, effective January 1, 2008 the Company and SPR amended the services agreement which resulted in ERS recognizing revenue on a gross basis. This amendment resulted in the Company recording (i) $1.4 million and $2.4 million in revenue for the three and six months ended June 30, 2008, respectively and (ii) $1.0 million and $1.7 million for professional fees related to these services for the three and six months ended June 30, 2008, respectively. The combined impact to net income was equal to what would have been reported under the contract prior to the amendment.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The preliminary purchase price allocations are based on internal analyses and may be adjusted during the allocation period as defined in SFAS No. 141, Business Combinations (“SFAS 141.”).

(In thousands)
Current assets	$809
Fixed assets	1,814
Intangible assets	57,590
Goodwill	7,055

Assets acquired	67,268

Current liabilities	676
Long-term liabilities	311

Liabilities assumed	987

Purchase price	$66,281

The Company recorded the assets acquired and liabilities assumed in the acquisition of MPS and ERS based on their estimated fair values on the acquisition date. Goodwill of $7.1 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The total goodwill balance is deductible for tax purposes over 15 years. The results of operations of MPS and ERS have been included in the Company’s consolidated statements of operations and cash flows starting on July 17, 2007.

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

	$57,590

All intangible assets are being amortized on a straight-line basis over their expected useful lives. See Note 4.

THE RADLINX GROUP, LTD.

On April 5, 2007, the Company completed the acquisition of all of the outstanding equity interests of The Radlinx Group, Ltd., a privately held radiology services company (“Radlinx”) for consideration consisting of (i) $53.0 million in cash at closing, including the assumption of $12.6 million in liabilities which were paid in full immediately following the acquisition and $0.3 million of certain costs associated with the acquisition, (ii) an additional $0.4 million paid in the fourth quarter of 2007 as settlement of a contractual working capital adjustment and (iii) $6.5 million in cash, equal to 25% of the revenues generated by certain identified customers during the one-year period following the closing, paid in May 2008 pursuant to an earnout.

Of the purchase price, $5.3 million was paid at closing and placed into a third party escrow account to secure Radlinx’s indemnification obligations under the terms of the acquisition agreement. In the first quarter 2008, as a result of the settlement of a medical malpractice claim that originated prior to the Company’s acquisition of Radlinx, the previous owners of Radlinx utilized the entire $5.3 million in the escrow account to satisfy their portion of the settlement arrangement. The Company also participated in the settlement arrangement; however, its total payment to the plaintiff was limited to $0.2 million which was recorded to goodwill.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The following table presents the allocation of the purchase price to the acquired assets and liabilities:

(In thousands)
Current assets	$3,572
Fixed assets	663
Intangible assets	19,400
Goodwill	42,293

Assets acquired	65,928

Current liabilities	2,371
Long-term debt (current and long-term portion)	12,608
Deferred income tax payable	3,308

Liabilities assumed	18,287

Purchase price	$47,641

The Company recorded the assets acquired and liabilities assumed in the Radlinx acquisition based on their estimated fair values on the acquisition date. Goodwill of $42.3 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS 142. The Company estimates that $30.0 million of the goodwill balance is deductible for tax purposes. The results of operations of Radlinx have been included in the Company’s consolidated statements of operations and cash flows starting on April 6, 2007.

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

	$19,400

All intangible assets are being amortized on a straight-line basis over their expected useful lives, See Note 4.

TELERADIOLOGY DIAGNOSTIC SERVICE, INC.

On February 9, 2007, the Company acquired all of the outstanding stock of Teleradiology Diagnostic Service, Inc. (“TDS”), for $23.8 million in cash, including certain costs associated with the acquisition. Of the $23.8 million paid, $1.2 million was held by the Company as escrow to secure the indemnification obligations of TDS under the terms of the acquisition agreement. The funds, net of any indemnification obligations, will be released to the former owners of TDS on the 18 month anniversary of the acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The following table presents the allocation of the purchase price to the acquired assets and liabilities:

(In thousands)
Current assets	$1,506
Fixed assets	197
Intangible assets	12,250
Goodwill	16,078

Assets acquired	30,031

Current liabilities	1,394
Deferred income tax payable	4,816

Liabilities assumed	6,210

Purchase price	$23,821

The Company recorded the assets acquired and liabilities assumed in the acquisition of TDS based on their estimated fair values on the acquisition date. Goodwill of $16.1 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS 142. None of the goodwill balance is deductible for tax purposes. The results of operations of TDS have been included in the Company’s consolidated statements of operations and cash flows starting on February 9, 2007.

The determination of the estimated fair value of the intangible assets acquired required the Company’s management to make significant estimates and assumptions. These assumptions included future expected cash flows from customer contracts, certain noncompete agreements, customer lists, the “TDS” tradename, and the useful lives of the intangible assets.

The amount allocated to intangible assets was attributed to the following categories:

	Acquired Value (In thousands)	Estimated Useful Life
Customer lists and relationships	$11,350	10 years
Tradename and trademarks	400	5 years
Noncompete agreements	500	3 years

	$12,250

All intangible assets are being amortized on a straight-line basis over their expected useful lives, see Note 4.

AMERICAN TELERADIOLOGY NIGHTHAWKS, INC.

On September 30, 2005, the Company acquired American Teleradiology Nighthawks, Inc. (“ATN”). The acquisition of ATN was considered by the Company as an acquisition of two distinct businesses: (i) an off-hours teleradiology business that was supplemental to the Company’s off-hours business and (ii) a nascent hospital business that focused on partnering with radiologists in order to supplement the services they provide to their hospitals. The acquisition agreement provided that if the hospital business proved to be profitable as established under the terms of the agreement in the 18 months following the acquisition, additional shares of Company common stock would be issued. During the quarter ended March 31, 2007, the Company determined that the hospital business did not meet the profitability metrics set forth in the acquisition agreement and that no amount was earned as contingent consideration. This contingent consideration amount is currently subject to dispute. Although the Company does not believe that additional shares will be issued, the contingent consideration ultimately due is subject to resolution of this dispute by the parties.

3. MARKETABLE SECURITIES

Marketable securities include various available-for-sale securities. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. There were no unrealized gains or losses on marketable securities at June 30, 2008. Gross unrealized gains and losses on marketable securities were not significant at December 31, 2007.

Below are the Company’s marketable securities at fair value:

	June 30, 2008	December 31, 2007
	(In thousands)
Due in one year or less:
U.S. Government and Federal Agency Securities	$—	$13,430
Municipal Securities	10,000	17,195

Total Marketable Securities	$10,000	$30,625

4. INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

A summary of intangible assets is as follows:

		June 30, 2008			December 31, 2007
	Estimated Useful Life	Historical Amount	Accumulated Amortization	Net Amount	Historical Amount	Accumulated Amortization	Net Amount
		(In thousands)
Customer lists and relationships	6-10 years	$30,770	$4,762	$26,008	$30,770	$3,156	$27,614
Tradename and trademarks	5 years	2,820	826	1,994	2,820	510	2,310
Customer contracts	1-20 years	57,280	2,840	54,440	57,280	1,410	55,870
Noncompete agreements	2-5 years	2,090	1,164	926	2,090	751	1,339

		$92,960	$9,592	$83,368	$92,960	$5,827	$87,133

Amortization expense was $1.9 million and $1.1 million for the three months ended June 30, 2008 and 2007, respectively and $3.8 million and $1.5 million for the six months ended June 30, 2008 and 2007, respectively.

Estimated Amortization Expense:	Amount (In thousands)
Six months ending December 31, 2008	$3,752
Year ending December 31, 2009	7,064
Year ending December 31, 2010	6,687
Year ending December 31, 2011	6,452
Year ending December 31, 2012	5,879
Thereafter	53,534

Total	$83,368

5. LONG-TERM DEBT

On April 5, 2007, the Company entered into a credit facility with Morgan Stanley Senior Funding (the “Credit Facility”), pursuant to which the Company (i) incurred a term loan of $53.0 million and (ii) had an option to request that the lenders advance up to an additional $97.0 million in term loans for a total credit facility of up to $150.0 million. The Company used the $53.0 million of term loan borrowings from the Credit Facility to fund the acquisition of Radlinx. Interest under the Credit Facility was based on either: (i) a floating per annum rate based on the administrative agent’s prime rate plus a margin of 1.25% or (ii) upon syndication, and at the option of the Company, a floating per annum rate (based upon one, two, three or six-month interest periods) based on prime plus a margin of 1.25%. The Company’s obligations under the Credit Facility were secured by substantially all of the Company’s assets as collateral and are guaranteed by the Company’s subsidiaries. The Credit Facility contained customary covenants.

On July 10, 2007, the Company and Morgan Stanly Senior Funding amended and restated the Credit Facility (the “Amended Credit Facility”). The Amended Credit Facility provides for term loans up to $150.0 million in aggregate, $50 million of which was a delayed draw, which expired on July 10, 2008. Under the Amended Credit Facility, the Company increased its borrowings by $47.0 million to $100.0 million and used the proceeds from the additional borrowings to fund the MPS and ERS acquisitions and to pay the fees and expenses incurred in connection with the Amended Credit Facility. Further, under the Amended Credit Facility, the Company may request that the lenders advance up to an additional $75.0 million in term loans, although the lenders have not committed to lend this additional amount and the terms under which such loans would be made have not been agreed. The additional funds available under the Amended Credit Facility may be used by the Company for financing certain acquisitions and for general corporate purposes. Interest under the Amended Credit Facility is based, at the option of the Company, on either: (i) a floating per annum rate based on the administrative agent’s prime rate plus a margin of 1.50% or (ii) a floating per annum rate (based upon one, two, three or six-month interest periods) based on LIBOR plus a margin of 2.50% (5.31% at June 30, 2008). The Company also entered into two interest rate swap contracts during 2007 which, while in place, will maintain an effective interest rate of approximately 7.40%. See additional discussion of the interest rate swap contracts in Note 10.

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

6. COMMITMENTS AND CONTINGENCIES

Letters of Credit —The Company’s Sydney and San Francisco office leases and the Company’s malpractice insurance were collateralized by separate letters of credit in the amounts of $0.2 million, $0.1 million and $0.4 million, respectively, as of June 30, 2008 and December 31, 2007.

Litigation —The Company is involved in litigation in the normal course of business. After consultation with legal counsel, Company management estimates that at June 30, 2008 these matters were expected to be resolved without material adverse effect on the Company’s financial position, results of operations, or cash flows.

Medical Liability Insurance —The Company is exposed to risk of loss related to litigation that may arise from malpractice and maintains insurance for medical liabilities in amounts considered adequate by Company management. The Company’s claims-made policy provides coverage up to the policy limits for claims filed within the period of the policy term, subject to deductible requirements. Coverage for affiliated radiologists is initiated when they begin providing services to the Company.

The Company records reserves for both reported and IBNR amounts. Reported amounts are reserved based upon the Company’s best estimate of future probable costs. In instances where the Company may not be able to estimate the loss or range of loss that may be reasonably possible, the Company records no reserve. The Company had no specific reserves as of June 30, 2008 and $0.5 million of reserves at December 31, 2007 which were paid out during the three months ended June 30, 2008. During the three and six months ended June 30, 2008, the Company recorded $0.2 million of benefit and $0.7 million of expense, respectively, for estimated IBNR amounts. The increase in the six month period is primarily due to the termination of an indemnification clause related to the acquisition of Radlinx. As a result, the Company recorded $0.5 million of additional costs in the period ended March 31, 2008.

7. STOCK COMPENSATION PLANS

Share-Based Award Plans. The Company has two stock-based award plans, the 2004 Stock Plan (the “2004 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). In February 2006, all shares available for grant under the 2004 Plan were rolled over and became available for grant under the 2006 Plan. As of June 30, 2008, the Company had an aggregate of 4,446,962 shares of its common stock reserved for issuance under the 2004 Plan and 2006 Plan, of which 324,988 shares were available for future grants and 4,121,974 shares were subject to outstanding stock awards.

The Company’s Board of Directors administers the plans and establishes to whom the awards are granted, and the terms and conditions, including the exercise period, of such awards. All stock options granted have an exercise price equal to or greater than the fair value of the Company’s common stock on the date the option is granted. All restricted stock units (“RSUs”) are granted with an exercise price of zero. Both stock options and RSUs granted generally have contractual terms of ten years and vest over three years. Options and RSUs granted to employees and directors are valued using the multiple valuation approach, and the resulting expense is recognized using the accelerated method over the service period for the entire award.

Stock Options. The Company granted stock options covering 639,915 and 892,915 shares during the three and six months ended June 30, 2008, respectively at a weighted-average exercise price of $7.62 and $8.92, respectively. The weighted-average grant-date fair value per share granted during the three and six months ended June 30, 2008 was $3.11 and $3.58, respectively. A summary of stock-based award activity for employees and non-employees under the 2004 Plan and 2006 Plan are as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (in thousands)
Outstanding as of April 1, 2008	3,426,145	$14.86
Granted	639,915	7.62
Exercised	(38,238)	1.65
Cancelled	(487,472)	19.89

Outstanding as of June 30, 2008	3,540,350	$13.00	8.19	$3,671

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2008	3,497,210	$14.85
Granted	892,915	8.92
Exercised	(172,868)	2.31
Cancelled	(676,907)	19.91

Outstanding as of June 30, 2008	3,540,350	$13.00	8.19	$3,671

Exercisable as of June 30, 2008	1,116,053	$10.78	6.75	$2,732
Vested and expected to vest as of June 30, 2008	3,422,076	$12.97	8.16	$3,658

Restricted Stock Units. During the three and six months ended June 30, 2008, the Company granted 96,500 and 469,171 restricted stock unit awards, respectively, at a fair value of $7.60 and $11.28 per share, respectively. Activity related to these restricted stock unit awards is as follows:

Restricted Stock Unit Awards	Number of Awards	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (in thousands)
Outstanding as of April 1, 2008	521,804
Granted	96,500
Released	(26,357)
Cancelled	(10,323)

Outstanding as of June 30, 2008	581,624	1.93	$4,118

Restricted Stock Unit Awards	Number of Awards	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2008	254,574
Granted	469,171
Released	(122,916)
Cancelled	(19,205)

Outstanding as of June 30, 2008	581,624	1.93	$4,118

Vested and expected to vest as of June 30, 2008	530,470	1.90	$3,756

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options. For all RSU awards, the exercise price is zero.

Recognition of Compensation Expense. As of June 30, 2008, the total remaining unrecognized compensation cost related to unvested stock-based employee/director arrangements, net of an estimated forfeiture rate of 8.9%, was $7.9 million and is expected to be recognized over a weighted average period of 1.16 years.

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

The weighted average fair values of stock-based arrangements on the date of grant and the assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Dividend yield	—	—
Expected volatility	48%	41%
Risk-free interest rates	2.77%	4.56%
Expected term for employees (years)	4.2	4.4
Expected term for non-employee (years)	10	10

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Dividend yield	—	—
Expected volatility	48%	35%
Risk-free interest rates	2.72%	4.67%
Expected term for employees (years)	4.0	4.1
Expected term for non-employee (years)	10	10

Expected volatility is estimated based primarily on evaluating similar companies’ volatility rates and the Company’s limited trading history. The Company started incorporating its trading history into the estimates on January 1, 2007. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant corresponding with the expected term of the options. The expected option term for employees is the number of years estimated that options will be outstanding prior to exercise considering vesting schedules, historical exercise experience and other relevant factors.

8. COMPUTATION OF EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands, except share data)
Numerator:
Net income	$2,771	$3,514	$3,501	$7,846

Denominator:
Weighted average common shares outstanding-basic	30,426,531	29,996,297	30,435,363	29,978,376
Effect of dilutive stock options and restricted stock units	1,016,287	813,201	913,177	741,421

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands, except share data)
Effect of contingently issuable shares	—	183,535	62,713	183,535

Weighted average common shares outstanding-dilutive	31,442,818	30,993,033	31,411,253	31,903,332

Earnings per common share—basic	$0.09	$0.12	$0.12	$0.26
Earnings per common share—diluted	$0.09	$0.11	$0.11	$0.25

Anti-dilutive shares excluded from calculation	2,901,965	1,585,401	2,594,087	1,101,042

9. INCOME TAXES

In accordance with interim reporting requirements, the Company uses an estimated annual effective tax rate for computing its provision for income taxes. The effective rate for the three months ended June 30, 2008 and 2007 was 37.7% and 37.5%, respectively. The effective rate for the six months ended June 30, 2008 and 2007 was 38.2% for both periods. The amount of the Company’s permanent tax differences did not change significantly from the prior period which also contributed to the increase in the effective rate.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the condensed consolidated balance sheet at fair value. The Company designates at inception whether the derivative contract is considered hedging or non-hedging in accordance with SFAS 133. During 2007, the Company entered into two interest rate swap contracts with a combined notional amount of $100 million in connection with its outstanding debt. The contracts expire on September 30, 2009 and 2010, respectively. These contracts, while in effect, will maintain an effective interest rate of approximately 7.40%. The contracts were initiated to maintain compliance with debt requirements and to protect the Company against changes in the interest payments associated with its variable-rate long-term debt, and therefore are considered cash flow hedges. As a result, as long as the swap is deemed highly effective, changes in the fair value of the swaps are recorded as either an asset (a gain position), or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of shareholders’ equity. At June 30, 2008 and December 31, 2007, the fair value of the interest rate swap contracts resulted in net unrealized losses of $2.8 million and $2.7 million, respectively. For the three months and six months ended June 30, 2008, the amount of hedge ineffectiveness was immaterial.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The following table sets forth the fair value of Company’s financial assets and liabilities as measured using Level 2 inputs on a recurring basis as of June 30, 2008:

(In thousands)
Assets
Marketable securities	$10,000
Liabilities
Interest rate swap contracts	$2,783

12. SHARE REPURCHASE

On May 7, 2008, the Company announced that the Board of Directors had authorized a tender offer to purchase shares of its common stock not to exceed an aggregate purchase price of $50.0 million. The tender offer commenced on May 14, 2008 and settled on June 19, 2008 with the Company purchasing and retiring 2,240,883 shares at a cost of $18.5 million, including expenses.

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

Overview

NightHawk Radiology Holdings, Inc. is leading the transformation of the practice of radiology by providing high-quality, cost-effective services to radiology groups and hospitals throughout the United States. We provide the most complete suite of solutions, including professional services, business services, and our advanced, proprietary clinical workflow technology, all designed to increase efficiency and improve the quality of patient care and the lives of physicians who provide it. Our team of affiliated physicians, located primarily in the United States, Australia, and Switzerland, provide services 24-hours a day, seven-days a week, to approximately 780 customers covering approximately 26% of all U.S. hospitals. For more information, visit www.nighthawkrad.net.

Our team of American Board of Radiology-certified, U.S. state-licensed and hospital-privileged affiliated radiologists uses our proprietary workflow technology to provide professional services (“interpretations” or “reads”) from locations around the world to our customers in the United States. The reads that they perform consist primarily of off-hours preliminary reads, but increasingly include final and sub-specialty interpretations. In addition to these professional services, we also provide our customers with cardiac 3D reconstructions, clinical workflow technology, and business services, all designed to enhance the care they provide to patients and improve the efficiency of their practices.

Recent Acquisitions

In 2007, we expanded our solution suite and customer base through a series of acquisitions:

•

in February 2007, we acquired Teleradiology Diagnostic Services, Inc. (“TDS”), a leading provider of off-hours teleradiology services on the West Coast, providing services to hospitals throughout California, the largest market in the United States,

•

in April 2007, we acquired The Radlinx Group, Ltd. (“Radlinx”), the third largest provider of teleradiology services in the country with affiliated radiologists located throughout the United States, and

•

in July 2007, we acquired Midwest Physician Services, LLC (“MPS”) and Emergency Radiology Services, LLC (“ERS”). MPS provides a complete suite of business process services including revenue cycle management, human resources services, facilities management, accounting and financial services, transcription services, records management, operational support and quality assurance program support. ERS is an off-hours teleradiology services company.

Share Repurchases

On May 14, 2008, we commenced a tender offer which settled on June 19, 2008 resulting in the purchase and retirement of 2,240,883 shares at a cost of $18.5 million, including expenses. On July 8, we announced that our Board of Directors has authorized up to an additional $10 million of share repurchases of our common stock. Under the program, repurchases may be made from time to time by us in the open market, in block purchases, or in solicited or unsolicited privately negotiated transactions in accordance with SEC rules and subject to factors such as market price, our operating results and available cash, general economic and market conditions, and other considerations we deem prudent.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires our management to select and apply accounting policies that best provide the framework to report the results of operations and financial position. The selection and application of those policies requires management to make difficult, subjective and/or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

As of June 30, 2008, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. The policies disclosed included the accounting for revenue recognition and allowance for doubtful accounts, stock-based compensation, use of estimates, purchase accounting and long-lived assets including goodwill and other acquired intangible assets, income taxes, and derivative accounting.

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

We recognize revenue generated by our professional and business services during the month in which services are provided and we bill our customers at the beginning of the following month. Because the invoices are typically paid directly by our customers, we do not currently depend upon any material payments by third-party payors or patients. Our business services revenue is based on a contractual agreement that is driven by the amount and nature of services we provide, the size of our customers’ business and our customers’ expected net collection rates on billings.

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

For the three and six months ended June 30, 2008, our exam volumes reached more than 780,000 and 1,525,000, respectively, and our affiliated radiologists provided services to approximately 780 customers serving more than 1,500 hospitals. The total number of hospitals we cover represents approximately 26% of all hospitals in the United States.

Most of our current customers contract with us for a limited set of professional services. Our strategy is to “cross-sell” our services and to expand the types of professional services we provide to customers and also to begin providing clinical workflow technology and business services to those customers.

Our Operating Expenses

Our operating expenses consist primarily of professional services expense, sales and general and administrative expense. We record stock-based compensation expense in connection with equity issuances to our affiliated radiologists (which we refer to as physician stock-based compensation) and in connection with equity issuances to our employees and directors (which we refer to as employee stock-based compensation). In our consolidated statements of operations, we present our physician stock-based compensation expense as part of our professional services expenses and our employee stock-based compensation as part of our sales, general and administrative expense.

Professional Services Expense. Professional service expenses consist primarily of the fees we pay to affiliated radiologists, any physician stock-based compensation, the premiums for medical liability insurance, and any medical liability claims loss expenses. Affiliated radiologists are independent contractors compensated using a formula that is generally based upon the number of hours worked, with additional incentives for the workload completed. Professional services expenses are recognized in the month in which the services are performed.

Malpractice Expense. We recognize expenses associated with medical liability premiums in the month in which the expense is incurred. We record reserves for both reported and incurred but not reported (“IBNR”) claims. Reported claims are reserved based upon our best estimate of future probable costs. IBNR claims are estimated using historical claims information and industry indices. This reserve is intended to cover potential medical claims that might arise related to past interpretations performed by our affiliated radiologists.

Physician Stock-Based Compensation Expense. As described previously, we record physician stock-based compensation expense in connection with any equity-based grants to our affiliated radiologists and present this expense in our consolidated statements of operations as part of our professional services expense. We calculate the stock-based compensation expense associated with the equity-based grants to affiliated radiologists in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) Share Based Payment (“SFAS 123(R)”) and Emerging Issues Task Force (“EITF”) Issue No. 96-18 Accounting for Equity Instruments That Are issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services (“EITF 96-18”).

Sales, General and Administrative Expense. Sales, general and administrative expense consists primarily of salaries and related expenses for all employees, employee stock-based compensation, information technology and telecommunications expenses, costs associated with licensing and privileging our affiliated radiologists, facilities and office-related expenses, sales and marketing expenses and other general and administrative expenses.

Employee Stock-Based Compensation Expense. As described previously, we record employee stock-based compensation expense in connection with any equity-based grants to our employees and directors and present this expense in our consolidated statement of operations as part of our sales, general and administrative expense. We calculate the stock-based compensation expense associated with equity-based grants in accordance with SFAS 123(R).

Our Non-Operating Expenses

In addition to our operating expenses, we record the following non-operating expenses.

Interest Expense. The interest expense we incur in a given period is directly attributable to the principal amount of debt we have outstanding during such period and the associated interest rate swap contracts.

Income Tax Expense. We recognize income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Trends in our Business and Results of Operations

Revenue Trends. The market for off-hour, emergent, preliminary reads has historically experienced rapid volume growth. Our growth has been driven by an increase in our customer base, an increase in utilization of our services by our customers, acquisitions, an expansion of services offered, an expansion of our service hours, a high customer retention rate and the growth in the use of diagnostic imaging technologies and procedures in the healthcare industry. In recent quarters, such growth has moderated as the market has matured. In addition, the market has attracted increased competition over the past several years. These factors have resulted in a slowing of market volume growth and declines in average prices. As a result, our revenue growth has moderated from historical levels.

Our strategy for future growth is to expand on our position as the leading provider of radiology services by:

•	continuing to expand our service offerings in final and sub-specialty interpretations, cardiac imaging services, client workflow technology and business process services,

•	expanding our radiology group customers’ utilization of our services as they implement coverage of additional hospitals,

•	targeting new customers, and

•	pursuing both strategic and tactical acquisitions.

While we expect our strategy for future growth to be successful, we have experienced, and expect to continue to experience, an impact on volumes resulting from the loss of certain customers. Finally, we also expect the pricing pressures to continue in the future.

Trends in Professional Service Fees. Since inception, our professional service fees have increased in absolute dollars each year, primarily due to the addition of new affiliated radiologists to perform an increased workload as our business has grown. We expect that our professional service fees will continue to increase in absolute dollars as we contract with additional radiologists to meet the increasing demand for our services, begin to offer additional services and experience scheduled increases in hourly fees under our existing agreements with our affiliated radiologists.

Trends in Medical Liability Expense. Our medical liability expense has also increased in absolute dollars each year since inception, primarily due to increases in our medical liability premiums as our business has grown. The increase is also due to our reserve for IBNR claims. We expect our medical liability premiums and our IBNR expense to continue to increase in absolute dollars in future periods as our business continues to grow. In addition, if we have claims in future periods for which we deem a liability to be probable, our medical liability expense may increase.

Trends in Physician Stock-Based Compensation Expense. The amount of physician stock-based compensation expense we record in a given period depends primarily on the number of shares subject to equity-based grants held by our affiliated radiologists, the number of hours worked, and the change in the value of our common stock in that period. Our expense in future periods for physician stock-based compensation will be driven primarily by changes in our stock price, new equity-based grants we make to our affiliated radiologists, and the rate at which those equity-based grants are earned over such periods.

Trends in Sales, General and Administrative Expense. Our sales, general and administrative expense has increased in absolute dollars each year since inception primarily as a result of increased payroll expenses in connection with the addition of management personnel, software development professionals and general headcount. Our employee headcount increased from 351 at June 30, 2007 to 523 at June 30, 2008, partially as a result of our 2007 acquisitions. We expect payroll expenses will continue to change as we adjust headcount at all levels of our business to match our growth and changing needs. We also expect that our general and administrative expenses will increase in absolute dollars due to increases in telecommunications and information technology costs, licensing and privileging costs and increased accounting and legal costs due to growth.

Trends in Employee Stock-Based Compensation Expense. The amount of employee stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding options and the valuation criteria used at the time of the grant. The amount of expense is also impacted by the accelerated method we use to expense these options. Our employee stock-based compensation expense may decrease in future periods unless we choose to issue a significant amount of additional equity-based instruments.

Trends in Interest Expense. On April 5, 2007, we entered into a credit facility with Morgan Stanley Senior Funding, pursuant to which we incurred a term loan in an amount of $53 million, which we used to fund the acquisition of Radlinx. On July 10, 2007, we amended and restated the credit facility and increased our term loan borrowings to $100 million and used the additional proceeds to fund the MPS and ERS acquisitions and pay fees and expenses associated with the amendment of the credit facility. The term loan borrowings under the credit facility bear interest at a variable rate. During the third quarter of 2007, we entered into two interest rate swap contracts to with a combined notional amount of $100 million to provide a hedge for us against changes in the interest payments associated with this variable-rate long-term debt. While these swaps are in place, our effective interest rate should be approximately 7.4%. We expect our interest expense to remain consistent in future periods unless we change our debt or hedge positions or until our interest rate swap contracts expire on September 30, 2009 and 2010.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of service revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service revenue	100%	100%	100%	100%
Operating costs and expenses:
Professional services	40	46	41	44
Sales, general and administrative	39	33	41	33
Depreciation and amortization	7	5	7	4

Total operating costs and expenses	86	84	89	81

Operating income	14	16	11	19
Other income (expense):
Interest expense	(5)	(3)	(5)	(2)
Interest income	1	2	1	3
Other, net	—	—	—	—

Total other income (expense)	(4)	(1)	(4)	1

Income before income taxes	10	15	7	20
Income tax expense	4	6	3	8

Net income	6	9	4	12

Comparison of Three Months Ended June 30, 2008 and June 30, 2007

Service Revenue

	Three Months Ended June 30,		Change
	2008	2007	In Dollars	Percentage
	(Dollars in thousands)
Service revenue	$42,758	$37,923	$4,835	13%

The increase in service revenue from the three months ended June 30, 2007 to the three months ended June 30, 2008 resulted primarily from $5.1 million in additional revenue from the MPS and ERS acquisitions. Our scan volume grew 7% from the second quarter 2007 to the second quarter 2008 and same site volume increased 4% over the same periods. Historically, we have seen an increase in same-site volumes during the second and third quarters of each fiscal year, when weather conditions tend to be warmer in much of the United States. We believe these increases are a result of increased outdoor and transportation activities during summer months. During the first and fourth quarters of each fiscal year, when weather conditions are colder for a large portion of the United States, we have historically experienced relatively lower same-site volumes than those experienced during the second and third quarters. We expect this seasonality to continue. In addition, we experienced overall price declines of 3% compared with the same quarter of last year.

Operating Costs and Expenses

Professional Services

	Three Months Ended June 30,		Change
	2008	2007	In Dollars	Percentage
	(Dollars in thousands)
Professional services	$17,036	$17,402	$(366)	(2)%
Percentage of service revenue	40%	46%

The decrease in professional services expense for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is primarily attributable to a decrease in IBNR reserve expense and physician stock-based compensation expense and partially offset by an increase in professional service fees. The following expenses comprise our professional services expense:

•

Professional Service Fees. Our professional service fees increased from $15.0 million for the three months ended June 30, 2007 to $16.2 million for the same period in 2008, an 8% increase. This increase was primarily driven by a $1.0 million increase relating to the amended ERS contract with SPR and a 7% increase in scan volume. Our professional service fees also decreased as a percentage of service revenue from 40% to 38%.

•

Physician Stock-Based Compensation Expense. Non-cash physician stock-based compensation expense for the three months ended June 30, 2008 dropped 64% or $0.7 million from the prior year’s comparable period. This primarily reflects the mark-to-market effect from the decrease in the stock price over the past 12 months. As a percentage of service revenue, physician stock-based compensation expense decreased from 3% for the three months ended June 30, 2007 to 1% for the same period in 2008.

•

Medical Liability Expense. Our medical liability expense decreased from $1.3 million for the three months ended June 30, 2007 to $0.4 million for the three months ended June 30, 2008. The 2008 expense represents $0.6 million of medical liability premiums offset by a decrease of $0.2 million for our estimated IBNR reserve. We accrue IBNR amounts using actuarial calculations, models and assumptions based on historical loss experience and industry indices. The 2007 expense represents $0.6 million of medical liability premiums and the remaining $0.7 million was attributable to an increase in our estimated IBNR reserve.

Sales, General and Administrative Expense

	Three Months Ended June 30,		Change
	2008	2007	In Dollars	Percentage
	(Dollars in thousands)
Sales, general and administrative expense	$16,463	$12,643	$3,820	30%
Percentage of service revenue	39%	33%

The increase in sales, general and administrative expense increased resulted primarily from: (i) increases in payroll expense due to additional hiring and additional headcount related to our acquisitions and (ii) higher spending for investments in new service offerings. The following expenses comprise our sales, general and administrative expense:

•

Payroll and Related Expense. Our payroll and related expense increased from $7.1 million for the three months ended June 30, 2007 to $9.2 million for the three months ended June 30, 2008, a 30% increase. Non-cash stock-based compensation expense accounted for an additional $1.7 million in each period. Our sales, general and administrative headcount increased from 351 at June 30, 2007 to 523 at June 30, 2008, a 49% increase. This increase in payroll expense resulted primarily from the MPS and ERS acquisitions, additions due to new business offerings, and new operational management.

•

Information Technology and Telecommunications Expense. Our non-payroll information technology and telecommunications expense increased from $0.7 million for the three months ended June 30, 2007 to $1.1 million for the three months ended June 30, 2008, a 54% increase. The increase in expense resulted from our acquisitions and organic growth as we have expanded our operations to include centralized facilities in locations in the United States to support our service offerings and increased number of affiliated radiologists.

•

Facilities Expense. Our facilities and office-based expense increased from $0.8 million for the three months ended June 30, 2007 to $1.2 million for the three months ended June 30, 2008, a 58% increase. The increase in facilities and office-based expense was driven primarily by the office-related costs associated with the acquisitions.

•

Licensing and Privileging Expense. Our non-payroll licensing and privileging expense consists primarily of fees paid for state medical licenses and hospital privileges we obtain on behalf of our affiliated radiologists. Licensing and privileging expense is driven by the timing of new contracted physicians and the timing of renewals for existing physicians’ licenses and credentials. Non-payroll licensing and privileging expenses increased from $0.5 million for the three months ended June 30, 2007 to $0.9 million for the three months ended June 30, 2008. Approximately $0.3 million of this increase was driven by our licensing and privileging of radiologists as part of our partnership with Saint Paul Radiology, P.A. (“SPR”).

•

Other General and Administrative Expense. Our other general and administrative expense consists primarily of professional accounting, legal and consulting services, general liability insurance and employee-related expenses such as recruiting, travel and entertainment. Other general and administrative expense increased from $1.5 million for the three months ended June 30, 2007 to $2 million for the three months ended June 30, 2008, a 36% increase. The increase in other general and administrative expense was driven primarily by the loss on disposals of fixed assets, principally resulting from charges arising from the disposal of duplicative assets from acquisitions.

Other Income (Expense)

Interest Expense

	Three Months Ended June 30,		Change
	2008	2007	In Dollars	Percentage
	(Dollars in thousands)
Interest expense	$2,189	$1,275	$914	72%
Percentage of service revenue	(5)%	(3)%

Our interest expense for the three months ended June 30, 2008 consists of the interest expense incurred on term loans under our credit facility and the associated interest rate swaps. A higher debt balance due to the additional borrowings of $47 million on July 10, 2007 is the primary driver behind increase in interest expense.

Interest Income

	Three Months Ended June 30,		Change
	2008	2007	In Dollars	Percentage
	(Dollars in thousands)
Interest Income	$376	$834	$(458)	(55)%
Percentage of service revenue	1%	2%

The decrease in our interest income for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is due to lower average investment balances and lower market interest rates in 2008.

Income Tax Expense

	Three Months Ended June 30,		Change
	2008	2007	In Dollars	Percentage
	(Dollars in thousands)
Income tax expense	$1,675	$2,101	$(426)	(20)%
Percentage of service revenue	4%	6%

The decrease in our income tax expense was due primarily to lower earnings for the three months ended June 30, 2008 relative to the prior year period.

Comparison of Six Months Ended June 30, 2008 and June 30, 2007

Service Revenue

	Six Months Ended June 30,		Change
	2008	2007	In Dollars	Percentage
	(Dollars in thousands)
Service revenue	$84,446	$63,805	$20,641	32%

The increase in service revenue from the six months ended June 30, 2007 to the six months ended June 30, 2008 resulted from $10.2 million in additional revenue from the MPS and ERS acquisitions, $7.1 due to the TDS and Radlinx acquisitions and a $3.4 million increase in organic revenue. The organic growth was driven by a 10% increase in volume partially offset by a 4% decline in pricing.

Operating Costs and Expenses

Professional Services

	Six Months Ended June 30,		Change
	2008	2007	In Dollars	Percentage
	(Dollars in thousands)
Professional services	$34,903	$27,775	$7,128	26%
Percentage of service revenue	41%	44%

The increase in professional services expense for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 resulted primarily from an increase in scan volumes. The following expenses comprise our professional services expense:

•

Professional Service Fees. Our professional service fees increased from $23.8 million for the six months ended June 30, 2007 to $32.0 million for the same period in 2008, a 34% increase, and increased as a percentage of service revenue from 37% to 38%. This increase was primarily driven by a 25% increase in scan volume and full year impact of the TDS and Radlinx acquisitions.

•

Physician Stock-Based Compensation Expense. Non-cash physician stock-based compensation expense for the six months ended June 30, 2008 dropped 52% or $1.1 million from the prior year’s comparable period. This primarily reflects the mark-to-market effect from the decrease in the stock price over the past 12 months. As a percentage of service revenue, physician stock-based compensation expense decreased from 3% for the six months ended June 30, 2007 to 1% for the same period in 2008.

•

Medical Liability Expense. Our medical liability expense increased to $2.0 million for the six months ended June 30, 2008 from $1.9 million for the six months ended June 30, 2007. The 2008 expense includes $1.1 million of medical liability premiums, $0.2 million for reported malpractice claim reserves and $0.7 million related to an increase in our estimated IBNR reserve arising from the termination of certain indemnification provisions related to the Radlinx acquisition. The 2007 expense includes approximately $0.9 million of medical liability premiums and $1.0 million arising from an increase in our estimated IBNR reserve.

Sales, General and Administrative Expense

	Six Months Ended June 30,		Change
	2008	2007	In Dollars	Percentage
	(Dollars in thousands)
Sales, general and administrative expense	$34,634	$21,107	$13,527	64%
Percentage of service revenue	41%	33%

The increase in sales, general and administrative expense increased resulted primarily from: (i) increases in payroll expense due to additional hiring and additional headcount related to our acquisitions and (ii) higher spending for investments in new service offerings. The following expenses comprise our sales, general and administrative expense:

•

Payroll and Related Expense. Our payroll and related expense increased from $11.9 million for the six months ended June 30, 2007 to $19.1 million for the six months ended June, 2008, a 60% increase. Of this increase, $1.5 million was attributable to an increase in stock based compensation expense. The increase in payroll expense was primarily attributable to a $7.2 million increase non-stock payroll expense as we increased sales, general and administrative and operational management headcount from 351 at June 30, 2007 to 520 at June 30, 2008, a 49% increase, primarily in connection with acquisitions. For the six months ended June 30, 2008, we also accrued severance payments and other costs relating to the resignations of our prior Chief Operating Officer and prior Chief Financial Officer totaling $0.8 million. We also had a non-cash charge of $0.7 million for the acceleration of options held by our prior Chief Operating Officer.

•

Information Technology and Telecommunications Expense. Our non-payroll information technology and telecommunications expense increased from $1.2 million for the six months ended June 30, 2007 to $2.3 million for the six months ended June 30, 2008, an 87% increase. The increase in expense resulted from our acquisitions and organic growth as we have expanded our operations to include centralized facilities in locations in the United States to support our service offerings and the increased number of affiliated radiologist.

•

Facilities Expense. Our facilities and office-based expense increased from $1.3 million for the six months ended June 30, 2007 to $2.4 million for the six months ended June 30, 2008, an 81% increase. The increase in facilities and office-based expense was driven primarily by the increase in number of facilities and occupancy expenses associated with the acquisitions.

•

Licensing and Privileging Expense. Our non-payroll licensing and privileging expense consists primarily of fees paid in connection with the state medical licenses and hospital privileges we obtain on behalf of our affiliated radiologists. Licensing and privileging expense is driven by the timing of new contracted physicians and the timing of renewals for existing physicians’ licenses and credentials. Non-payroll licensing and privileging expenses increased from $0.9 million for the six months ended June 30, 2007 to $1.9 million for the six months ended June 30, 2008. Approximately $0.5 million of this increase was driven by our licensing and privileging of radiologists as part of our partnership with SPR.

•

Other General and Administrative Expense. Our other general and administrative expense consists primarily of professional accounting, legal and consulting services, general liability insurance and employee-related expenses such as recruiting, travel and entertainment. As a percentage of service revenue, other general and administrative expense increased from 4% for the six months ended June 30, 2007 to 5% for the same period of 2008. Other general and administrative expense increased from $2.6 million for the six months ended June 30, 2007 to $4.2 million for the six months ended June 30, 2008, a 61% increase. The increase in other general and administrative expense was driven primarily by costs associated with the MPS and ERS acquisitions, recruiting costs, and loss on the disposals of fixed assets principally resulting from charges arising from the disposal of duplicative assets from acquisitions.

Other Income (Expense)

Interest Expense

	Six Months Ended June 30,			Change
	2008		2007	In Dollars	Percentage
	(Dollars in thousands)
Interest expense	$4,376		$1,276	$3,100	243%
Percentage of service revenue	(5	) %	(2)%

Our interest expense for the six months ended June 30, 2008 consists of the interest expense incurred on term loans under our credit facility and the associated interest rate swaps. On April 5, 2007 we borrowed $53.0 million in connection with the Radlinx acquisition and an additional $47.0 million on July 10, 2007 in connection with the MPS and ERS acquisitions. Also included in interest expense is $0.3 million of amortized deferred loan fees.

Interest Income

	Six Months Ended June 30,		Change
	2008	2007	In Dollars	Percentage
	(Dollars in thousands)
Interest Income	$903	$1,722	$(819)	(48)%
Percentage of service revenue	1%	3%

The decrease in our interest income for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is due to a lower average investment balances and lower market interest rates in 2008.

Income Tax Expense

	Six Months Ended June 30,		Change
	2008	2007	In Dollars	Percentage
	(Dollars in thousands)
Income tax expense	$2,165	$4,849	$(2,684)	(55)%
Percentage of service revenue	3%	8%

The decrease in our income tax expense was due primarily to lower earnings for the six months ended June 30, 2008 relative to the prior year period.

Liquidity and Capital Resources

Capital Resources

Our capital resources include cash, cash equivalents and marketable securities of $48.2 million at June 30, 2008 compared with $62.6 million at December 31, 2007.

The tables below highlight significant aspects of our capital resources (in millions).

Capital resources	June 30, 2008	December 31, 2007
Cash and cash equivalents	$38.2	$32.0

Marketable Securities	10.0	30.6

Total	$48.2	$62.6

Cash Flow Activities

The tables below highlight significant aspects of our cash flow activities (in millions).

	Six Months Ended
Cash flow activities	June 30, 2008	June 30, 2007
Net cash provided by (used in):
Operating activities	$13.3	$12.7
Investing activities	10.9	(51.5)
Financing activities	(17.9)	39.3

Increase in cash and cash equivalents	$6.3	$0.5

The discussion below highlights significant aspects of our cash flows.

Operating Activities

Since our inception in August 2001, we have funded our operations primarily from cash flows generated by our operating activities. Net cash from operations was $13.3 million for the six months ended June 30, 2008 and $12.7 million for six months ended June 30, 2007.

For the six months ended June 30, 2008, we generated net cash from operations of $13.3 million from net income of $3.5 million. Significant non-cash charges that affected net income that did not impact our net cash from operations during this period include depreciation and amortization of $5.8 million and stock compensation expense of $5.2 million.

For the six months ended June 30, 2007, we generated net cash from operations of approximately $12.7 million from net income of approximately $7.8 million. Significant non-cash charges that affected net income that did not impact our net cash from operations during this period include depreciation and amortization of approximately $2.6 million and stock compensation expense of approximately $4.7 million.

The changes in our operating assets and liabilities, net of acquisitions, and the associated impacts on our net cash from operations during the six months ended June 30, 2008 were primarily driven by the following factors:

•

Trade Accounts Receivable, net. Trade accounts receivable increased by approximately $1.2 million during the six months ended June 30, 2008. This increase was primarily due to increased volumes and integration of acquired accounts receivable into our billing process.

•

Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased by $1.5 million during the six months ended June 30, 2008. This increase was primarily due to the renewal and prepayment of several insurance policies and prepayments regarding facility related items.

•

Accrued Payroll and Related Benefits. Accrued payroll and related benefits increased $0.9 million during the six months ended June 30, 2008 due to accrued but unpaid severance related to the resignations of the Chief Operating Officer and Chief Financial Officer totaling $0.6 million and increased headcount.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $10.9 million for the six months ended June 30, 2008 compared to $51.5 million used in investing activities for the six months ended June 30, 2007. For the six months ended June 30, 2008, net cash provided by investing activities was primarily attributable to sales and maturities of marketable securities of $13.3 million and $33.8 million, respectively. Partially offsetting this increase was the earnout payment to the former Radlinx owners of $6.5 million, capital spending of $3.3 million, and the purchases of marketable securities of $26.4 million. For the six months ended June 30, 2007, net cash used in investing activities was primarily attributable to the use of approximately $21.8 million for the acquisition of TDS and $40.7 million for the acquisition of Radlinx offset by the net proceeds from the sale of marketable securities of $13.3 million.

Net Cash Provided By (Used in) Financing Activities

Net cash used in financing activities was $17.9 million for the six months ended June 30, 2008 and was primarily attributable to the tender offer repurchase of $18.0 million of our common stock in June 2008.

Net cash provided by financing activities was $39.3 million for the six months ended June 30, 2007. On April 5, 2007, we entered into a term loan in the amount of $53 million to acquire Radlinx. Immediately following the acquisition of Radlinx, we paid in full $12.6 million in assumed debt. We also paid approximately $1.8 million in financing costs. The remaining financing activities represent the cash proceeds from the exercise of stock options.

Financial Condition and Liquidity

We expect our long-term liquidity needs to consist primarily of working capital, capital expenditure requirements, share repurchases and future acquisitions. We intend to fund future liquidity needs from current capital resources and cash generated from operations. We believe our capital resources will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

Our Sydney and San Francisco offices leases are collateralized by separate letters of credit in the amounts of $0.2 million and $0.1 million, respectively, as of June 30, 2008. Our medical liability insurance policy is also collateralized by a separate letter of credit in the amount of $0.4 million as of June 30, 2008.

Contractual Obligations

With the exception of changes to our contractual obligations for our operating lease commitments, there have been no significant changes to our contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

The following table presents a summary of our operating lease commitments as of June 30, 2008 (in millions):

	Payments Due Within
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating lease commitments	2.1	3.3	2.4	3.8	11.7

RECENT ACCOUNTING STANDARDS

Information regarding recently adopted and new accounting pronouncements is included in Note 1 “Summary Of Significant Accounting Policies,” of the Notes to the Condensed Consolidated Financial Statements in Item 1.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Although a large number of our affiliated radiologists work from our centralized reading facilities in Australia and Switzerland, the professional service fees we pay to our affiliated radiologists are denominated primarily in U.S. dollars. As a result, only our support personnel and facility costs in those countries present foreign currency exchange risks. Because we are not currently subject to material foreign currency exchange risk, we have not, to date, entered into any hedging contracts. If a weakening U.S. dollar requires us to increase the amounts we pay to our affiliated radiologists in the future in order to maintain a constant level of compensation, our results of operations and cash flows could be affected. Currently, any foreign exchange risks are related to the foreign currency exchange rates between the U.S. dollar and the Australian dollar and between the U.S. dollar and the Swiss franc.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $38.2 million at June 30, 2008. These amounts were invested primarily in interest-bearing money market accounts. Additionally, we had marketable securities totaling $10.0 million at June 30, 2008 invested in municipal securities. These investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, any declines in interest rates will reduce future investment income.

As of June 30, 2008, we had $99.0 million in variable rate debt. Because of the two interest rate swap contracts entered in to during 2007, this outstanding debt is not subject to interest rate risk until such contracts expire on September 30, 2009 and 2010. For more information on our hedging activities, see Note 10 “Derivative Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements in Item 1.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

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

We have a relatively short operating history in an emerging market, which makes it difficult to evaluate our business and prospects.

We have a relatively short operating history in an evolving market. As a result, our current business and future prospects are difficult to evaluate. You must consider our business and prospects in light of the risks and difficulties we encounter as an early-stage company in a rapidly evolving market. Some of these risks relate to our potential inability to:

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

•	acquire additional customers and maintain current customers in a competitive environment,

•	successfully provide high levels of service quality as we expand the scale of our business,

•	manage rapid growth in personnel and operations,

•	effectively manage our medical liability risk, and

•	recruit and retain radiologists and other key personnel.

We may not be able to successfully address these and the other risks described in this report. Failure to adequately do so would harm our business and cause our operating results to suffer. Furthermore, our limited operating history has resulted in revenue growth rates that we will not be able to sustain, and therefore will not be indicative of our future results of historical operations. As a result, the price of our common stock could decline.

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

We have in the past and may experience in the future these difficulties as we integrate the operations of future companies we acquire with our operations.

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. Including the acquisitions of Midwest Physicians Services, LLC, Emergency Radiology Services, LLC, Teleradiology Diagnostic Service, Inc. and The Radlinx Group, Ltd., we have made six acquisitions to date, and our management has experienced challenges in completing acquisitions and integrating acquired businesses with our operations. If we fail to properly evaluate and execute acquisitions, our business and prospects may be harmed.

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

We have historically focused our business on providing emergency radiology services during the hours of 5:00 p.m. to 8:00 a.m. and 24 hours per day on weekends and holidays. In 2006, we expanded our hours of service to 24 hours, 7 days a week and began offering final reads and sub-specialty services, including cardiac imaging services, to enhance our service offerings to our customers. In addition, we acquired Midwest Physician Services, LLC to expand our suite of solutions that we offer to radiology groups. However, our efforts to provide these final reads and sub-specialty services, or any other services beyond our current services offerings and radiology solutions, may not result in significant revenue growth for us. In addition, efforts to expand our services into these new markets may divert management resources from existing operations and require us to commit significant financial resources to an unproven business. To support these service offerings, we have recently opened two additional centralized reading centers in San Francisco, California and Austin, Texas, similar to our facilities in Sydney, Australia and Zurich, Switzerland. If we are unable to effectively and profitably expand our offerings in these areas, our business, financial condition and results of operations could be adversely affected.

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

If our customers terminate their agreements with us or if our customers’ businesses materially decline, our financial condition and operating results could be adversely affected.

Our revenue is derived primarily from fee-for-service billings to our radiology group customers. Our agreements with our customers generally provide for one-year terms and automatically renew for successive one-year terms unless terminated by our customers or us upon 30 days prior notice. However, our customers may elect not to renew their contracts with us, they may seek to renegotiate the terms of their contracts or they may choose to reduce or eliminate our services in the future. If our arrangements with our customers are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, if our radiology group customers’ agreements with the hospitals that they serve are terminated, or if our radiology group customers’ businesses begin to decline for other reasons, our business, financial condition and results of operations could be adversely affected. For example, substantially all of our business process services revenue is generated from St. Paul Radiology, P.A. If the business of St. Paul Radiology, P.A. were to decline significantly, the revenue that we generate from the business process services that we provide would be adversely affected which, in turn, could adversely affect our business, financial condition and results of operation.

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

Historically, we have experienced increased demand for and revenues from our services during the second and third fiscal quarters of each year. We believe that these increases are a result of increased outdoor and transportation activities during summer months. During the first and fourth quarters of each fiscal year, when weather conditions are colder for a large portion of the United States, we have historically experienced relatively lower revenues than those experienced during the second and third quarters. We may or may not continue to experience this or other seasonality in the future. These seasonal factors may lead to unpredictable variations in our quarterly operating results and cause the trading price of our common stock to decline. Additionally, our ability to schedule adequate radiologist coverage during the seasonal period of increased demand for our services may affect our ability to provide appropriate turnaround times in our services to clients.

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

Our success depends largely upon the continued services of our executive officers, particularly Dr. Paul Berger, our Chief Executive Officer and Chairman of the Board. The loss of Dr. Berger, Tim Murnane, our Chief Operating Officer, David Sankaran, our Chief Financial Officer, or Jon D. Berger, our Senior Vice President of Strategy and Business Development could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock. The search for replacements for any of our executives could be time consuming and could distract our management team from the day-to-day operations of our business.

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

On March 4, 2008, 181,971 shares of our common stock were issued to persons who held stock in American Teleradiology Nighthawks, Inc. (“ATN”) as of the date of our acquisition of ATN in accordance with the earnout provisions of the purchase agreement. The issuance was made in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended. See additional discussion in Note 2 to Condensed Consolidated Financial Statements.

We are required to disclose any purchases of our own common stock for the most recent quarter. On May 7, 2008, the Company announced that the Board of Directors had authorized a tender offer to purchase shares of its common stock not to exceed an aggregate purchase price of $50.0 million. The tender offer commenced on May 14, 2008 and settled on June 19, 2008.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 14, 2008	2,240,883	$8.05	2,240,883	$—

(1)	All shares were purchased as part of the publicly announced, board approved, share repurchase program.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of the Company’s stockholders was held on April 22, 2008.

(b)	At the annual meeting, stockholders of record on March 5, 2008 were entitled to vote 30,622,285 shares of common stock. A total of 25,056,861 shares were represented at the meeting. The results of voting at the annual meeting are summarized below:

(1) Nominees for election to Director, to hold office for a term as defined in the proxy statement and until a successor is duly elected and qualified:

	For	Withheld
Jon D. Berger	24,051,180	1,005,681
Peter Y. Chung	23,328,021	1,728,840

(2) Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditor for the year ending December 31, 2008:

For	Against	Abstain
24,981,414	53,441	22,006

ITEM 6.	Exhibits

Exhibit Number	Description

10.44(1)	Employment Agreement dated May 16, 2008 between the Company and Mr. David Sankaran.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on May 19, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

Date: July 31, 2008	By:	/s/ DAVID M. SANKARAN
David M. Sankaran Senior Vice President and Chief Financial Officer (Principal Financial Officer)