Form 10-Q
period 2008-09-30
NightHawk Radiology Holdings Inc
filed 2008-10-31
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51786

NightHawk Radiology Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0722777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Front Street, #502, Cœur d’Alene, Idaho	83814
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 17, 2008, 28,605,767 shares of the Registrant’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$55,239	$31,956
Marketable securities	—	30,625
Trade accounts receivable, net	26,399	25,665
Deferred income taxes	615	655
Prepaid expenses and other current assets	2,826	2,812

Total current assets	85,079	91,713
Property and equipment, net	11,018	10,555
Goodwill	68,839	68,601
Intangible assets, net	81,485	87,133
Deferred income taxes	2,022	1,251
Other assets, net	3,724	4,213

Total	$252,167	$263,466

LIABILITIES
Current liabilities:
Accounts payable	$6,063	$6,071
Accrued expenses and other liabilities	4,245	12,881
Accrued payroll and related benefits	2,830	4,570
Long-term debt, due within one year	1,000	1,000

Total current liabilities	14,138	24,522
Insurance reserve	4,037	3,038
Long-term debt	97,750	98,500
Other liabilities	3,007	2,717

Total liabilities	118,932	128,777

Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock—150,000,000 shares authorized; $.001 par value; 28,605,767 and 30,312,322 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	29	30
Additional paid-in capital	241,007	249,274
Retained earnings (deficit)	(106,173)	(112,957)
Accumulated other comprehensive income (deficit)	(1,628)	(1,658)

Total stockholders’ equity	133,235	134,689

Total	$252,167	$263,466

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service revenue	$43,441	$45,151	$127,887	$108,956
Operating costs and expenses:
Professional services (includes non-cash stock-based compensation expense of $537, $1,536, $1,513 and $3,567, respectively)	18,340	19,069	53,243	46,844
Sales, general, and administrative (includes non-cash stock-based compensation expense of $1,361, $3,160, $5,549 and $5,843, respectively)	15,367	15,754	50,002	36,861
Depreciation and amortization	2,829	2,608	8,585	5,251

Total operating costs and expenses	36,536	37,431	111,830	88,956

Operating income	6,905	7,720	16,057	20,000
Other income (expense):
Interest expense	(2,090)	(2,389)	(6,466)	(3,665)
Interest income	307	746	1,210	2,468
Other, net	114	(27)	102	(59)

Total other income (expense)	(1,669)	(1,670)	(5,154)	(1,256)

Income before income taxes	5,236	6,050	10,903	18,744
Income tax expense	1,953	2,262	4,119	7,111

Net income	$3,283	$3,788	$6,784	$11,633

Earnings per common share:
Basic	$0.11	$0.13	$0.23	$0.39
Diluted	$0.11	$0.12	$0.22	$0.38
Weighted averages of common shares outstanding:
Basic	28,573,349	30,111,156	29,810,161	30,023,122
Diluted	29,733,210	31,170,449	30,852,398	31,012,036

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,784	$11,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,585	5,251
Accretion of discounts on marketable securities	(21)	(285)
Amortization of debt issuance costs	486	234
Loss (gain) on disposal of fixed assets and other, net	582	(23)
Deferred income taxes	(574)	(4,795)
Non-cash stock compensation expense	7,062	9,410
Excess tax benefit from exercise of stock options	(234)	(1,325)
Provision for doubtful accounts	469	347
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade accounts receivable, net	(1,272)	(7,573)
Prepaid expenses and other assets	(11)	(95)
Accounts payable	99	2,983
Accrued expenses and other liabilities	756	352
Accrued payroll and related benefits	219	1,343

Net cash provided by operating activities	22,930	17,457

Cash flows from investing activities:
Purchase of marketable securities	(26,390)	(26,491)
Proceeds from maturities of marketable securities	33,755	36,128
Proceeds from the sale of marketable securities	23,302	—
Purchase of property and equipment	(4,112)	(3,499)
Cash and cash equivalents from acquisitions, net	—	339
Cash paid for acquisitions	(7,650)	(125,736)

Net cash provided by (used in) investing activities	18,905	(119,259)

Cash flows from financing activities:
Repayment of debt	(750)	(11,116)
Proceeds from exercise of stock options	556	962
Excess tax benefit from exercise of stock options	234	1,325
Purchase and retirement of common stock shares	(18,592)	—
Proceeds from debt	—	100,000
Payment on line of credit	—	(1,679)
Debt issuance costs paid	—	(4,479)

Net cash (used in) provided by financing activities	(18,552)	85,013

Net increase (decrease) in cash and cash equivalents	23,283	(16,789)
Cash and cash equivalents—beginning of period	31,956	46,501

Cash and cash equivalents—end of period	$55,239	$29,712

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,416	$3,356
Cash paid for income taxes	3,991	9,065
Non-cash investing and financing activities:
Purchases of equipment included in accounts payable	284	(6)
Earnout liability included in accrued expenses settled in stock	2,078	—
Debt issuance costs included in accounts payable and accrued expenses	—	41
Acquisition costs included in accounts payable and accrued expenses	—	700

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$3,283	$3,788	$6,784	$11,633
Other comprehensive income:
Change in fair value of interest rate swaps	101	—	35	—
Less: deferred income taxes	(37)	—	(5)	—

Net other comprehensive income	64	—	30	—

Comprehensive income	$3,347	$3,788	$6,814	$11,633

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the Company’s results for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of the Company’s 2007 Annual Report on Form 10-K filed with the SEC on February 19, 2008. The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Trade Accounts Receivable—Trade accounts receivable represent receivables for services and are recorded at the invoiced amount and are non-interest bearing. Company management reviews past due accounts receivable to identify specific customers with known disputes or collectibility issues. As of September 30, 2008 and December 31, 2007, the Company had reserved $0.9 million and $0.6 million, respectively, for doubtful accounts based on its estimate of the collectibility of outstanding receivables as of those dates.

Marketable Securities—The Company determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities have been classified and accounted for as available for sale. The Company may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities. The Company expects that the majority of marketable securities will be sold within one year, regardless of maturity date. The Company primarily invests in high-credit-quality debt instruments with an active resale market and money market funds to ensure liquidity and the ability to readily convert these investments into cash to fund current operations, or satisfy other cash requirements as needed. The Company does not invest in auction rate securities. During the three months ended September 30, 2008, all marketable securities were sold and the proceeds reinvested in short-term money market accounts as a conservative measure against the unfavorable conditions in the credit market and to better ensure access and recoverability. In October 2008, the Company reinvested these funds in short-term U.S. Treasury Bills. Our investments in money market accounts and short-term U.S. Treasury Bills are considered cash equivalents and accordingly are included in cash and cash equivalents on our balance sheet. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of other income or expense.

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

Depreciation expense for the three months ended September 30, 2008 and 2007 was $0.9 million for both periods and $2.9 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Medical Liability Insurance—The Company is exposed to risk of loss related to litigation that may arise from alleged malpractice and accordingly maintains insurance for medical liabilities in amounts considered adequate by Company management. The Company’s claims-made policy provides coverage up to the policy limits for claims filed within the period of the policy term, subject to deductible requirements. Coverage for affiliated radiologists is initiated when they begin providing services on behalf of the Company.

The Company records reserves for both asserted and IBNR amounts. Asserted claims are reserved based upon the Company’s best estimate of future probable costs. The IBNR reserve is intended to cover potential medical claims that might arise related to past medical services performed by the Company’s affiliated radiologists. IBNR amounts are estimated using historical claims information and actuarial-based industry indices.

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash, cash equivalents, and marketable securities with high quality credit institutions and limits the amounts invested with any one financial institution or in any type of financial instrument. As of September 30, 2008 and December 31, 2007, a total of $14.0 million and $12.0 million, respectively, of cash and cash equivalents exceeded federal government insured amounts; however, in October 2008, the marketable securities then held by the Company were sold and reinvested in short-term U.S. Treasury Bills.

Recent Accounting Standards—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value according to accounting principles generally accepted in the United States of America, and expands disclosure requirements regarding fair value measurements. SFAS 157 emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. The provisions of SFAS 157 were effective for fiscal years beginning after November 15, 2007. The Company adopted this new accounting pronouncement as of January 1, 2008 and the impact of adoption was not significant. See Note 11 for disclosures regarding fair value measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for the Company on January 1, 2008. The Company has assessed this option and elected not to measure such financial instruments at fair value.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that all entities in which its parent has a controlling financial interest be consolidated into the parent at 100 percent of fair value and the parent’s consolidated net income include amounts attributable to both the parent and noncontrolling interest. SFAS 160 clarifies that non-controlling interests in subsidiaries be presented as equity and any changes to the ownership interest are considered equity transactions providing the parent maintains its controlling financial interest in the subsidiary. SFAS 160 will be effective for the Company on January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a significant impact on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 161 on its financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP SFAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP SFAS 142-3 will be effective for the Company on January 1, 2009. Earlier adoption is not permitted. The Company is currently evaluating the potential impact the adoption of FSP SFAS 142-3 on its financial position and results of operations.

2. ACQUISITIONS

MIDWEST PHYSICIANS SERVICES, LLC AND EMERGENCY RADIOLOGY SERVICES, LLC.

On July 16, 2007, the Company acquired all of the outstanding equity interests of Midwest Physicians Services, LLC (“MPS”) and Emergency Radiology Services, LLC (“ERS”) from SPR Holdings II, LLC (“SPR Holdings”), a privately held company located in St. Paul, Minnesota. ERS is an off-hours teleradiology services company. MPS was formed by St. Paul Radiology, P.A. (“SPR”) to provide a suite of business process services including revenue cycle management, administrative, information technology and other services critical to the operation of a radiology group. The Company has combined these services with its professional services and proprietary workflow technology to offer its customers a more complete suite of professional and business process solutions.

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

Prior to January 1, 2008, the Company recognized revenue associated with ERS on a net basis due to the structure of the services agreement with SPR. As part of the Company’s goal to align all of its professional radiology service entities under the same business model, effective January 1, 2008 the Company and SPR amended the services agreement which resulted in ERS recognizing revenue on a gross basis. This amendment resulted in the Company recording (i) $1.3 million and $3.8 million in revenue for the three and nine months ended September 30, 2008, respectively and (ii) $1.0 million and $2.8 million for professional fees related to these services for the three and nine months ended September 30, 2008, respectively. The combined impact to net income was equal to what would have been reported under the contract prior to the amendment.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The following table presents the allocation of the purchase price to the acquired assets and liabilities

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
	(In thousands)
Customer contracts	$57,180	20 years
Tradename and trademarks	130	5 years
Noncompete agreements	280	5 years

	$57,590

All intangible assets are being amortized on a straight-line basis over their expected useful lives. See Note 4.

THE RADLINX GROUP, LTD.

On April 5, 2007, the Company completed the acquisition of all of the outstanding equity interests of The Radlinx Group, Ltd. (“Radlinx”), a privately held radiology services company, for consideration consisting of (i) $53.0 million in cash at closing, including the assumption of $12.6 million in liabilities which were paid in full immediately following the acquisition and $0.3 million of certain costs associated with the acquisition, (ii) an additional $0.4 million paid in the fourth quarter of 2007 as settlement of a contractual working capital adjustment and (iii) $6.5 million in cash, equal to 25% of the revenues generated by certain identified customers during the one-year period following the closing, and paid in May 2008.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The following table presents the allocation of the purchase price to the acquired assets and liabilities:

(In thousands)
Current assets	$3,572
Fixed assets	663
Intangible assets	19,400
Goodwill	42,120

Assets acquired	65,755

Current liabilities	2,371
Long-term debt (current and long-term portion)	12,608
Deferred income tax payable	3,135

Liabilities assumed	18,114

Purchase price	$47,641

The Company recorded the assets acquired and liabilities assumed in the Radlinx acquisition based on their estimated fair values on the acquisition date. Goodwill of $42.1 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS 142. The Company estimates that $30.0 million of the goodwill balance is deductible for tax purposes. The results of operations of Radlinx have been included in the Company’s consolidated statements of operations and cash flows starting on April 6, 2007.

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
	(In thousands)
Customer lists and relationships	$16,800	10 years
Tradename and trademarks	1,500	5 years
Noncompete agreements	1,100	2 years

	$19,400

All intangible assets are being amortized on a straight-line basis over their expected useful lives. See Note 4.

TELERADIOLOGY DIAGNOSTIC SERVICE, INC.

On February 9, 2007, the Company acquired all of the outstanding capital stock of Teleradiology Diagnostic Service, Inc. (“TDS”), for $23.8 million in cash, including certain costs associated with the acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The following table presents the allocation of the purchase price to the acquired assets and liabilities:

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
	(In thousands)
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

3. MARKETABLE SECURITIES

Marketable securities include various available-for-sale securities. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. During the three months ended September 30, 2008, all marketable securities were sold and the proceeds reinvested in short-term money market accounts as a conservative measure against the unfavorable conditions in the credit market and to better ensure access and recoverability. In October 2008, the Company reinvested these funds in short-term U.S. Treasury Bills. Our investments in money market accounts and short-term U.S. Treasury Bills are considered cash equivalents and accordingly are included in cash and cash equivalents on our balance sheet. Gross unrealized gains and losses on marketable securities were not significant at December 31, 2007.

Below are the Company’s marketable securities at fair value:

	September 30, 2008	December 31, 2007
	(In thousands)
Due in one year or less:
U.S. Government and Federal Agency Securities	$—	$13,430
Municipal Securities	—	17,195

Total Marketable Securities	$—	$30,625

4. INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

A summary of intangible assets is as follows:

		September 30, 2008			December 31, 2007
		(In thousands)
	Estimated Useful Life	Historical Amount	Accumulated Amortization	Net Amount	Historical Amount	Accumulated Amortization	Net Amount
Customer lists and relationships	6-10 years	$30,770	$5,565	$25,205	$30,770	$3,156	$27,614
Tradename and trademarks	5 years	2,820	985	1,835	2,820	510	2,310
Customer contracts	1-20 years	57,280	3,555	53,725	57,280	1,410	55,870
Noncompete agreements	2-5 years	2,090	1,370	720	2,090	751	1,339

		$92,960	$11,475	$81,485	$92,960	$5,827	$87,133

Amortization expense was $1.9 million and $1.7 million for the three months ended September 30, 2008 and 2007, respectively and $5.6 million and $3.2 million for the nine months ended September 30, 2008 and 2007, respectively.

Amount (In thousands)
Estimated Amortization Expense:
Three months ending December 31, 2008	$1,869
Year ending December 31, 2009	7,064
Year ending December 31, 2010	6,687
Year ending December 31, 2011	6,452
Year ending December 31, 2012	5,879
Thereafter	53,534

Total	$81,485

5. LONG-TERM DEBT

The Company has a fully syndicated term loan (the “Term Loan”) pursuant to which the Company has $98.8 million in outstanding borrowings. The Term Loan will be repaid in quarterly installments of $250,000 with the projected remaining balance of $93.3 million payable on the maturity date of July 10, 2014.

Interest under the Term Loan is based, at the option of the Company, on either: (i) a floating per annum rate based on prime rate plus 1.50% or (ii) a floating per annum rate (based upon one, two, three or six-month interest periods) based on LIBOR plus 2.50% (6.27% at September 30, 2008). The Company also entered into two interest rate swap contracts during 2007 which, while in place, will maintain a fixed effective interest rate of approximately 7.40%. See additional discussion of the interest rate swap contracts in Note 10.

The Term Loan contains customary covenants, restrictions and prepayment provisions, and is guaranteed by certain of the Company’s wholly owned operating subsidiaries, including NightHawk Radiology Services, LLC, the Company’s primary operating entity, and is collateralized by substantially all of the Company’s assets.

6. COMMITMENTS AND CONTINGENCIES

Letters of Credit—The Company’s Sydney and San Francisco office leases and the Company’s malpractice insurance were collateralized by separate letters of credit in the amounts of $0.2 million, $0.1 million and $0.4 million, respectively, as of September 30, 2008 and December 31, 2007.

Litigation—The Company is involved in litigation in the normal course of business. After consultation with legal counsel, Company management estimates that at September 30, 2008 these matters were expected to be resolved without material adverse effect on the Company’s financial position, results of operations, or cash flows.

Medical Liability Insurance—The Company is exposed to risk of loss related to litigation that may arise from malpractice and maintains insurance for medical liabilities in amounts considered adequate by Company management. The Company’s claims-made policy provides coverage up to the policy limits for claims filed within the period of the policy term, subject to deductible requirements. Coverage for affiliated radiologists is initiated when they begin providing services to the Company. The Company records reserves for both reported and IBNR claims. Reported claims are reserved based upon the Company’s best estimate of future costs for claims in which a loss is deemed probable. In instances where the Company is not able to estimate the loss or range of loss that may be reasonably possible, the Company records no reserve. The reserve for IBNR claims is estimated using historical claims information and actuarial-based industry indices. The Company had an insurance reserve liability related to IBNR claims of $4.0 million at September 30, 2008, and $3.0 million at December 31, 2007. The Company had no reserves for reported claims as of September 30, 2008, and $0.5 million at December 31, 2007. The reported claims reserved at December 31, 2007 were paid out in 2008.

7. STOCK COMPENSATION PLANS

Share-Based Award Plans—The Company has two stock-based award plans, the 2004 Stock Plan (the “2004 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). In February 2006, all shares available for grant under the 2004 Plan were rolled over and became available for grant under the 2006 Plan. As of September 30, 2008, the Company had an aggregate of 4,375,178 shares of its common stock reserved for issuance under the 2004 Plan and 2006 Plan, of which 337,455 shares were available for future grants and 4,037,723 shares were subject to outstanding stock awards.

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

Stock Options—The Company granted stock options covering 67,400 and 960,315 shares during the three and nine months ended September 30, 2008, respectively at a weighted-average exercise price of $8.28 and $8.88, respectively. The weighted-average grant-date fair value per share granted during the three and nine months ended September 30, 2008 was $3.24 and $3.55, respectively. A summary of stock-based award activity for employees and non-employees under the 2004 Plan and 2006 Plan are as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Stock Options
Outstanding as of July 1, 2008	3,540,350	$13.00
Granted	67,400	8.28
Exercised	(52,755)	2.95
Cancelled	(113,643)	17.12

Outstanding as of September 30, 2008	3,441,352	$12.92	8.15	$3,505

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Stock Options
Outstanding as of January 1, 2008	3,497,210	$14.85
Granted	960,315	8.88
Exercised	(225,623)	2.46
Cancelled	(790,550)	19.51

Outstanding as of September 30, 2008	3,441,352	$12.92	8.15	$3,505

Exercisable as of September 30, 2008	1,346,505	$11.41	7.17	$3,136
Vested and expected to vest as of September 30, 2008	3,344,427	$12.91	8.12	$3,499

Restricted Stock Units—During the three and nine months ended September 30, 2008, the Company granted 34,250 and 503,421 restricted stock unit awards, respectively, at a fair value of $8.49 and $11.09 per share, respectively. Activity related to these restricted stock unit awards is as follows:

	Number of Awards	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Restricted Stock Unit Awards
Outstanding as of July 1, 2008	581,624
Granted	34,250
Released	(19,029)
Cancelled	(474)

Outstanding as of September 30, 2008	596,371	1.79	$4,306

	Number of Awards	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Restricted Stock Unit Awards
Outstanding as of January 1, 2008	254,574
Granted	503,421
Released	(141,945)
Cancelled	(19,679)

Outstanding as of September 30, 2008	596,371	1.79	$4,306

Vested and expected to vest as of September 30, 2008	547,706	1.76	$3,954

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options. For all RSU awards, the exercise price is zero.

Recognition of Compensation Expense—As of September 30, 2008, the total remaining unrecognized compensation cost related to unvested stock-based employee/director arrangements, net of an estimated forfeiture rate of 8.9%, was $6.1 million and is expected to be recognized over a weighted average period of 1.06 years.

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

The weighted average fair values of stock-based arrangements on the date of grant and the assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Three Months Ended September 30,
	2008	2007
Dividend yield	—	—
Expected volatility	48%	39%
Risk-free interest rates	3.02%	4.16%
Expected term for employees (years)	3.7	4.2
Expected term for non-employee (years)	10	10

	Nine Months Ended September 30,
	2008	2007
Dividend yield	—	—
Expected volatility	48%	36%
Risk-free interest rates	2.75%	4.66%
Expected term for employees (years)	4.0	4.1
Expected term for non-employee (years)	10	10

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

8. COMPUTATION OF EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$3,283,000	$3,788,000	$6,784,000	$11,633,000

Denominator:
Weighted average common shares outstanding-basic	28,573,349	30,111,156	29,810,161	30,023,122
Effect of dilutive stock options and restricted stock units, and warrants	1,159,861	875,758	1,000,580	805,379
Effect of contingently issuable shares	—	183,535	41,657	183,535
Weighted average common shares outstanding-dilutive	29,733,210	31,170,449	30,852,398	31,012,036

Earnings per common share—basic	$0.11	$0.13	$0.23	$0.39
Earnings per common share—diluted	$0.11	$0.12	$0.22	$0.38

Anti-dilutive shares excluded from calculation	2,922,486	1,981,439	2,765,294	1,378,190

9. INCOME TAXES

In accordance with interim reporting requirements, the Company uses an estimated annual effective tax rate for computing its provision for income taxes. The effective rate for the three months ended September 30, 2008 and 2007 was 37.3% and 37.4%, respectively. The effective rate for the nine months ended September 30, 2008 and 2007 was 37.8% and 37.9%, respectively.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the condensed consolidated balance sheet at fair value. The Company designates at inception whether the derivative contract is considered hedging or non-hedging in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. During 2007, the Company entered into two interest rate swap contracts with a combined notional amount of $100 million in connection with its outstanding debt. The contracts expire on September 30, 2009 and 2010, respectively. These contracts, while in effect, will maintain an effective interest rate of approximately 7.40%. The contracts were initiated to maintain compliance with debt requirements and to protect the Company against changes in the interest payments associated with its variable-rate long-term debt, and therefore are considered cash flow hedges. As a result, as long as the swap is deemed highly effective, changes in the fair value of the swaps are recorded as either an asset (a gain position), or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of shareholders’ equity. At September 30, 2008 and December 31, 2007, the fair value of the interest rate swap contracts resulted in net unrealized losses of $2.7 million for both periods. For the three months and nine months ended September 30, 2008, the amount of hedge ineffectiveness was immaterial.

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

The Company uses quoted market prices for identical assets to measure fair value of its money market funds and therefore considers all of the Company’s money market funds as Level 1.

The inputs used to determine the fair value of the Company’s interest rate swaps based on the fair value hierarchy described above are regarded as Level 2. As discussed in Note 5 above, the Company’s interest rate swap is based on a LIBOR rate. Fair value for the interest rate swap is based on a model-derived valuation using the LIBOR rate, which is observable at commonly quoted intervals for the full term of the swap.

The Company does not have any financial assets or liabilities measured using Level 3 inputs of the fair value hierarchy.

The fair value of money market funds using Level 1 inputs on a recurring basis as of September 30, 2008 was $41.5 million. The fair value of the interest rate swap contracts using Level 2 inputs on a recurring basis as of September 30, 2008 was $2.7 million.

12. SHARE REPURCHASE

On May 7, 2008, the Company announced that the Board of Directors had authorized a tender offer to purchase shares of its common stock not to exceed an aggregate purchase price of $50 million. The tender offer commenced on May 14, 2008 and settled on June 19, 2008 with the Company purchasing and retiring 2,240,883 shares at a cost of $18.6 million, including expenses.

13. RESTRUCTURING CHARGE

During the quarter ended September 30, 2008, the Company recorded a pre-tax charge of $0.7 million in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The charge was comprised of (i) $0.5 million pertaining to vacated leased facilities, principally those located in Ann Arbor, Michigan and Coeur d’Alene, Idaho and (ii) fixed asset impairment charges of $0.2 million for leasehold improvements and furniture and fixtures within the vacated leased facilities that no longer have value to the Company. The accrual related to vacated facilities is calculated net of any estimated sublease income which is estimated based on current market quotes for similar properties. If the Company is unable to sublet the vacated properties on a timely basis or is forced to sublet them at lower rates due to changes in market conditions, the Company will adjust the accruals accordingly. The charge was recognized in sales, general, and administrative expense.

The following table summarizes the components of the charge as of September 30, 2008:

	Asset Impairments	Lease Terminations	Total
		(In millions)
Additions during quarter ended September 30, 2008	$0.2	$0.5	$0.7
Amount charged to assets	0.2	—	0.2

Balance as of September 30, 2008	$—	$0.5	$0.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

NightHawk Radiology Holdings, Inc. is leading the transformation of the practice of radiology by providing high-quality, cost-effective services to radiology groups and hospitals throughout the United States. We provide the most complete suite of solutions, including professional services, business services, and our advanced, proprietary clinical workflow technology, all designed to increase efficiency and improve the quality of patient care and the lives of physicians who provide it. Our team of American Board of Radiology-certified, U.S. state-licensed and hospital-privileged affiliated radiologists uses our proprietary workflow technology to provide professional services (“interpretations”, “exams”, “scans” or “reads”) to our customers in the United States. The reads that they perform consist primarily of off-hours preliminary reads, but increasingly include final and sub-specialty interpretations. In addition to these professional services, we also provide our customers with cardiac 3D reconstructions, clinical workflow technology, and business services, all designed to enhance the care they provide to patients and improve the efficiency of their practices. Our strategy for future growth is to leverage our position as the leading provider of radiology services by; continuing to expand our service offerings in final and sub-specialty interpretations, cardiac imaging services, client workflow technology and business services; expanding our customers’ use of our radiology services as they implement coverage of additional hospitals; targeting new customers; and pursuing both strategic and tactical acquisitions.

Trends in our Business and Results of Operations

Revenue Trends. We generate revenue from a number of sources, including off-hours preliminary exams, business services offerings and final and subspecialty interpretations. The revenue growth that we have historically experienced has been due in large part to the growth of our off-hours preliminary business, which continues to make up the bulk of our revenue. The market for our off-hours preliminary business has historically experienced rapid volume growth. This volume growth has been driven by an increase in our customer base, an increase in utilization of our services by our customers, acquisitions, an expansion of our service hours, a high customer retention rate and growth in the use of diagnostic imaging technologies and procedures in the healthcare industry in general. In recent quarters, however, our volume growth has moderated as the market for these services has matured. In addition, the off-hours preliminary market has attracted regional radiology service providers that often offer their services at prices lower than ours and this increase in competition has resulted in some customer losses. These trends have resulted in downward pressure on our average prices and on our volumes and revenues. We expect these trends to continue in the foreseeable future. In response to such trends, our strategy is to sell new services (including final interpretations and business services) to our existing customers by communicating their value and demonstrating the advantages we offer over our competitors. Our future growth depends primarily upon our ability to execute such strategy. These new services accounted for approximately 20% of our total revenue in the third quarter of 2008, up from 18% in the prior year period.

Trends in Professional Service Fees. Since inception, our professional service fees have increased in absolute dollars each year, primarily due to the addition of new affiliated radiologists to perform an increased workload volume as our business has grown. We expect that our professional service fees will continue to fluctuate in absolute dollars as volumes vary.

Trends in Medical Liability Expense. Our medical liability expense has also increased in absolute dollars each year since inception, primarily due to increases in our medical liability premiums as our business has grown. The increase is also due to an increasing reserve for incurred but not reported (“IBNR”) claims based on growing volumes. We expect our medical liability premiums and our IBNR expense to continue to increase in absolute dollars in future periods as our scan volumes continue to grow. In addition, if we have claims in future periods for which we deem a liability to be probable, our medical liability expense will increase.

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

Trends in Sales, General and Administrative Expense. Our sales, general and administrative expense has increased in absolute dollars each year since inception primarily as a result of increased payroll expenses in connection with higher headcount in support of the growth in our business. Our employee headcount increased from 473 at September 30, 2007 to 507 at September 30, 2008. We expect our general and administrative expenses to level-off in response to the moderating growth in our business and as we see the results of our cost reductions initiatives.

Trends in Employee Stock-Based Compensation Expense. The amount of employee stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding options and the valuation criteria used at the time of the grant. The amount of expense is also impacted by the accelerated method we use to expense these options and by forfeitures of non-vested options. Our employee non-cash stock-based compensation expense may decrease in future periods unless we choose to issue a significant amount of additional equity-based instruments.

Trends in Interest Expense. During the third quarter of 2007, we entered into two interest rate swap contracts with a combined notional amount of $100 million to provide a hedge against changes in interest rates associated with our variable-rate long-term debt. While these swaps are in place, our effective interest rate is expected to be approximately 7.4%. These swaps expire in September 2009 and 2010. We expect our interest expense to fluctuate based upon the then prevailing market interest rates at the time of the expiration of the swaps.

Recent Developments

Restructuring Charge. During the quarter ended September 30, 2008, we recorded a pre-tax restructuring charge of $0.7 million in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The restructuring charge was comprised of (i) $0.5 million pertaining to vacated leased facilities located primarily in Ann Arbor, Michigan and Coeur d’Alene, Idaho and (ii) fixed asset impairment charges of $0.2 million for leasehold improvements and furniture and fixtures within the vacated leased facilities that no longer have value to us. All restructuring charges were recognized in sales, general, and administrative expense.

Share Repurchases. On May 14, 2008, we commenced a tender offer which settled on June 19, 2008 resulting in the purchase and retirement of 2,240,883 shares at a cost of $18.6 million, including expenses. On July 8, 2008 we announced that our board of directors has authorized up to an additional $10 million of share repurchases of our common stock. Under the program, repurchases may be made from time to time by us in the open market, in block purchases, or in solicited or unsolicited privately negotiated transactions in accordance with SEC rules and subject to factors such as market price, our operating results and available cash, general economic and market conditions, and other considerations we deem prudent. As of September 30, 2008, we had not made any such repurchases.

Recent Acquisitions. In 2007, we expanded our solution suite and customer base through a series of acquisitions:

•

In February 2007, we acquired Teleradiology Diagnostic Service, Inc. (“TDS”), a leading provider of off-hours teleradiology services on the West Coast, providing services to hospitals throughout California, the largest market in the United States,

•

In April 2007, we acquired The Radlinx Group, Ltd. (“Radlinx”), the third largest provider of teleradiology services in the country with affiliated radiologists located throughout the United States, and

•

In July 2007, we acquired Midwest Physicians Services, LLC (“MPS”) and Emergency Radiology Services, LLC (“ERS”). MPS provides a complete suite of business process services including revenue cycle management, human resources services, facilities management, accounting and financial services, transcription services, records management, operational support and quality assurance program support. ERS is an off-hours teleradiology services company.

Critical Accounting Policies and Recent Accounting Standards

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

As of September 30, 2008, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. The policies disclosed included the accounting for revenue recognition and allowance for doubtful accounts, stock-based compensation, use of estimates, purchase accounting and long-lived assets including goodwill and other acquired intangible assets, income taxes, and derivative accounting.

See Note 1 “Summary of Significant Accounting Policies – Recent Accounting Standards” to the Condensed Consolidated Financial Statements included in Item 1 of the Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of service revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service revenue	100%	100%	100%	100%
Operating costs and expenses:
Professional services	42	42	42	43
Sales, general and administrative	35	35	39	34
Depreciation and amortization	7	6	7	5

Total operating costs and expenses	84	83	88	82

Operating income	16	17	12	18
Other income (expense):
Interest expense	(5)	(5)	(5)	(3)
Interest income	1	2	1	2
Other, net	—	—	—	—

Total other income (expense)	(4)	(3)	(4)	(1)

Income before income taxes	12	14	8	17
Income tax expense	4	5	3	7

Net income	8	9	5	10

Comparison of Three Months Ended September 30, 2008 and September 30, 2007

Service Revenue

	Three Months Ended September 30,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Service revenue	$43,441	$45,151	$(1,710)	(4)%

The decrease in service revenue for the three months ended September 30, 2008 relative to the three months ended September 30, 2007 consists of a decrease of $2.4 million in preliminary read revenue and a decrease of $0.6 million in business services revenue, offset by an increase of $1.2 million in final read revenue. The preliminary read revenue decline was predominately due to a 6% price decline. Preliminary volume was essentially flat as same site growth of 5% and approximately 7% growth in volumes from new customers were offset by the volume impact of customers lost over the past 12 months. The increase in final read revenue was due to a combination of 10% higher volumes attributed to the ERS acquisition and a 22% increase in the average price due to a modality shift towards more complex exams.

Operating Costs and Expenses

Professional Services

	Three Months Ended September 30,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Professional services	$18,340	$19,069	$(729)	(4)%
Percentage of service revenue	42%	42%

The decrease in professional services expense for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is primarily attributable to a decrease in physician stock-based compensation expense, partially offset by an increase in professional service fees related to higher read volumes.

Sales, General and Administrative Expense

	Three Months Ended September 30,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Sales, general and administrative expense	$15,367	$15,754	$(386)	(2)%
Percentage of service revenue	35%	35%

The decrease in sales, general and administrative expense resulted primarily from lower non-cash stock-based compensation expense partially offset by the restructuring charge and a modest increase in payroll expense.

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007

Service Revenue

	Nine Months Ended September 30,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Service revenue	$127,887	$108,956	$18,931	17%

The increase in service revenue from the nine months ended September 30, 2007 relative to the nine months ended September 30, 2008 resulted from $10.8 million in additional revenue from the MPS and ERS acquisitions, $6.7 million due to the TDS and Radlinx acquisitions and a $1.4 million increase in organic revenue, primarily related to higher preliminary read volumes.

Operating Costs and Expenses

Professional Services

	Nine Months Ended September 30,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Professional services	$53,243	$46,844	$6,399	14%
Percentage of service revenue	42%	43%

The increase in professional services expense for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 resulted primarily from the full year impact of the TDS and Radlinx acquisitions and an increase in scan volumes, partially offset by lower non-cash stock-based compensation costs.

Sales, General and Administrative Expense

	Nine Months Ended September 30,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Sales, general and administrative expense	$50,002	$36,861	$13,141	36%
Percentage of service revenue	39%	34%

The increase in sales, general and administrative expense resulted primarily from the full nine-month impact of the additional operating costs of the entities acquired in 2007, as well as restructuring charges and severance costs related to the departure of certain former executive officers in 2008.

Liquidity and Capital Resources

Capital Resources

Our capital resources include cash, cash equivalents and marketable securities. The tables below highlight significant aspects of our capital resources.

	September 30, 2008	December 31, 2007
	(In millions)
Capital resources
Cash and cash equivalents	$55.2	$32.0
Marketable securities	—	30.6

Total	$55.2	$62.6

Cash Flow Activities

The tables below highlight significant aspects of our cash flow activities.

	Nine Months Ended September 30,
	(In millions)
	2008	2007
Cash flow activities
Net cash provided by (used in):
Operating activities	$22.9	$17.5
Investing activities	18.9	(119.3)
Financing activities	(18.5)	85.0

Increase (decrease) in cash and cash equivalents	$23.3	$(16.8)

The discussion below highlights significant aspects of our cash flows.

Net Cash Provided by Operating Activities

Since our inception in August 2001, we have funded our operations primarily from cash flows generated by our operating activities, the sale and issuance of shares of capital stock and incurrence of long-term debt.

Net cash from operations was $22.9 million for the nine months ended September 30, 2008 and $17.5 million for nine months ended September 30, 2007.

For the nine months ended September 30, 2008, we generated net cash from operations of $22.9 million from net income of $6.8 million. Significant non-cash charges that affected net income that did not impact our net cash from operations during this period include depreciation and amortization of $8.6 million and stock compensation expense of $7.1 million. Changes in operating assets included an increase in accounts receivable of $1.2 million and an increase in accrued expenses and other liabilities of $0.8 million primarily from the restructuring charge taken in the third quarter.

For the nine months ended September 30, 2007, we generated net cash from operations of $17.5 million from net income of $11.6 million. Significant non-cash charges included in net income that did not impact our net cash from operations during this period include depreciation and amortization of approximately $5.3 million and stock compensation expense of approximately $9.4 million. Changes in operating assets included an increase in accounts receivable of $7.6 million and a $4.6 million increase in accounts payable, accrued expenses and accrued payroll and benefits. These increases were primarily driven by our growth.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $18.9 million for the nine months ended September 30, 2008 compared to $119.3 million used in investing activities for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net cash provided by investing activities was primarily attributable to sales and maturities of marketable securities of $23.3 million and $33.8 million, respectively, which were a result of our actions taken in light of unfavorable conditions in the credit market. Partially offsetting this increase was the earnout payment to the former Radlinx owners of $6.5 million, an escrow payment to the former TDS owners of $1.2 million, capital spending of $4.1 million, and purchases of marketable securities of $26.4 million. For the nine months ended September 30, 2007, net cash used in investing activities was primarily attributable to the use of $21.8 million for the acquisition of TDS, $41.0 million for the acquisition of Radlinx and approximately $62.9 million for the acquisitions of MPS and ERS.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $18.6 million for the nine months ended September 30, 2008 and was primarily attributable to the tender offer repurchase of $18.6 million of our common stock in June 2008. Net cash provided by financing activities was $85 million for the nine months ended September 30, 2007, consisting of $100 million from our term loan, offset by $4.5 million in debt issuance costs and $12.8 million in debt repayments primarily for debt assumed in the Radlinx acquisition.

Financial condition and liquidity

We expect our long-term liquidity needs to consist primarily of working capital, capital expenditure requirements, share repurchases and future acquisitions. We intend to fund future liquidity needs from current capital resources and cash generated from operations. During the three months ended September 30, 2008, we sold all of our marketable securities and reinvested the proceeds in short-term money market accounts as a conservative measure against the unfavorable conditions in the credit market and to better ensure access and recoverability. In October 2008, we reinvested these funds in short-term U.S. Treasury Bills. We believe our capital resources are invested in safe investment vehicles and will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

Our Sydney and San Francisco offices leases are collateralized by separate letters of credit in the amounts of $0.2 million and $0.1 million, respectively, as of September 30, 2008. Our medical liability insurance policy is also collateralized by a separate letter of credit in the amount of $0.4 million as of September 30, 2008.

Contractual Obligations

The following table presents a summary of our contractual obligations as of September 30, 2008:

	Payments Due Within
(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt obligations (a)	$1.0	$2.0	$2.0	$93.8	$98.8
Interest on long-term borrowings	7.4	13.4	12.0	4.6	37.4
Operating lease commitments	1.9	3.5	2.5	3.7	11.6

Total contractual obligations	$10.3	$18.9	$16.5	$102.1	$147.8

(a)	See Note 5 LONG-TERM DEBT to the condensed consolidated financial statements included in Item 1 of the Quarterly Report on Form 10-Q for more information.

(b)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the effective rate as of September 30, 2008 including the impact of current interest rate swap contracts.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $55.2 million at September 30, 2008. These amounts were invested in interest-bearing money market accounts and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, any declines in interest rates will reduce future investment income.

As of September 30, 2008, we had $98.8 million in variable rate debt. Because of the two interest rate swap contracts entered in to during 2007, this outstanding debt is not subject to interest rate fluctuation until such contracts expire on September 30, 2009 and 2010. For more information on our interest rate hedging activities, see Note 10 “Derivative Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of the Quarterly Report on Form 10-Q.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

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

The market for professional radiology services and business process services is competitive and rapidly changing, barriers to entry are relatively low, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. In fact, in recent periods we have experienced an increase in competition from regional providers of services similar to ours. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors, including our largest competitor, Virtual Radiologic Corporation, offer their services at a lower price, which has resulted and may continue to result in pricing pressure and lost customers. If we are unable to maintain our current pricing, our operating results could be negatively impacted. In addition, pricing pressures and increased competition could result in reduced revenue, reduced profits or the failure of our services to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

We have historically focused our business on providing emergency radiology services during the hours of 5:00 p.m. to 8:00 a.m. and 24 hours per day on weekends and holidays. In 2006, we expanded our hours of service to 24 hours, 7 days a week and began offering final reads and sub-specialty services, including cardiac imaging services, to enhance our service offerings to our customers. In addition, we acquired Midwest Physician Services, LLC to expand our suite of solutions that we offer to radiology groups. A key part of our strategy to offset the moderation of growth in our provision of preliminary reads involves providing final reads and sub-specialty services; however, our efforts to provide these final reads and sub-specialty services, or any other services beyond our current services offerings and radiology solutions, may not result in significant revenue growth for us. In addition, efforts to expand our services into these new markets may divert management resources from existing operations and require us to commit significant financial resources to an unproven business. To support these service offerings, we have recently opened two additional centralized reading centers in San Francisco, California and Austin, Texas, similar to our facilities in Sydney, Australia and Zurich, Switzerland. If we are unable to effectively and profitably expand our offerings in these areas, our business, financial condition and results of operations could be adversely affected.

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

Our revenue is derived primarily from fee-for-service billings to our radiology group customers. Our agreements with our customers generally provide for one-year terms and automatically renew for successive one-year terms unless terminated by our customers or us upon 30 days prior notice. Our customers may elect not to renew their contracts with us, they may seek to renegotiate the terms of their contracts or they may choose to reduce or eliminate our services in the future. If our arrangements with our customers are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, if our radiology group customers’ agreements with the hospitals that they serve are terminated, or if our radiology group customers’ businesses begin to decline for other reasons (such as a material increase in the rate of uninsured patients or uncollectible accounts), our business, financial condition and results of operations could be adversely affected. For example, substantially all of our business process services revenue is generated from St. Paul Radiology, P.A. If the business of St. Paul Radiology, P.A. were to decline significantly or St. Paul Radiology, P.A. were to experience a material increase in uncollectible accounts, the revenue that we generate from the business process services that we provide would be adversely affected which, in turn, could adversely affect our business, financial condition and results of operation.

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

Many patients are covered by some form of private or government health insurance or other third party payment program. Third party payors generally establish fee schedules or other payment authorization methods for various procedures that govern which procedures will be reimbursed by the third party payors and the amount of reimbursement. To the extent that such schedules impact the rates at which third party payors are willing to pay the healthcare providers with whom we contract to provide imaging services, we are indirectly impacted by such fee schedules. However, if we were to negotiate direct payment arrangements with third party payors in the future, we would be directly impacted by such schedules. In addition, there is no guarantee that Medicare, state Medicaid programs, or commercial third party payors will continue to cover professional radiology services. For example, in some states, the Medicaid program budgets have been either cut or funds diverted to other programs, which have resulted in limiting the enrollment of participants. This has resulted in an increasing number of bankruptcies and difficulty in collecting accounts receivable at hospitals in certain states. Any reduction or elimination in coverage for our services could adversely impact our business.

Our business could be materially affected if a U.S. Department of Health & Human Services Office of Inspector General study results in a recommendation that Medicare only pay for reads performed contemporaneously in an emergency room setting.

In its Fiscal Year 2009 Work Plan, the U.S. Department of Health & Human Services Office of Inspector General, or HHS-OIG, indicated that it would conduct a study and issue a report assessing the appropriateness of Medicare billings for diagnostic tests performed in hospital emergency rooms. Part of the assessment may include a determination as to whether the tests were read contemporaneously with the patient’s treatment. It is possible that, in the final report, the HHS-OIG could recommend to CMS that it change its reimbursement rules to clearly indicate that CMS will only pay for reads performed contemporaneously with a patient’s treatment by a physician located within the United States. If CMS were to adopt this recommendation, final reads may no longer be eligible for reimbursement if performed by a physician other than the one who performed the preliminary read. In turn, if our customers were no longer able to be reimbursed for certain final reads, our customers may seek alternative arrangements for the performance of their preliminary reads, which could adversely impact our business.

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

Adverse changes in general economic conditions could adversely affect our operating results.

Our success depends upon our ability to continue to provide our services to our customers and the willingness of our customers to engage us for these services. The willingness and ability of our customers to engage us for our services depends upon a number of factors, including broader economic conditions and perceptions of such conditions by our customers. Adverse changes in the broader U.S. economy may have an adverse impact on the behavior of our customers and the extent to which they will be willing to engage us for our services. In addition, we may experience difficulty collecting accounts receivable in a timely manner, or at all, if our customers are adversely affected by prevailing economic conditions. Any of these factors could, in turn, have a material adverse effect on our business, financial condition, results of operations and cash flows.

A change in our customer composition may impact our collection rates.

An increasing number of our customers are hospitals or hospital groups. As changes occur in general economic conditions, hospitals may be required to modify their budgets and/or move funds to other programs as directed by their management or changes in government funding. Recently, we have noticed an increasing number of hospitals becoming insolvent as government funds decrease to hospitals in certain states. If this trend continues and impacts our customers, our collection rates may decrease and our bad debt expense increase which, in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

Date: October 30, 2008	By:	/s/ DAVID M. SANKARAN
David M. Sankaran
Senior Vice President and Chief Financial Officer (Principal Financial Officer)