Form 10-K
period 2008-12-31
NightHawk Radiology Holdings Inc
filed 2009-02-19
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-51786

NightHawk Radiology Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0722777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Front Avenue, Suite #502, Cœur d’Alene, Idaho	83814
(Address of principal executive offices)	(Zip code)

(208) 676-8321

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share

NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the voting stock held by non-affiliates of the Registrant was $98.4 million. Shares of voting stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 6, 2009, 26,559,052 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.	The Registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about April 17, 2009 to be filed within 120 days after the Registrant’s year ended December 31, 2008, portions of which are incorporated by reference into Part III of this Form 10-K.

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

Overview

NightHawk Radiology Holdings, Inc. (“NightHawk”), headquartered in Coeur d’Alene, Idaho, is leading the transformation of the practice of radiology by providing high-quality, cost-effective solutions to radiology groups and hospitals throughout the United States. NightHawk provides the most complete suite of solutions, including professional services, business services, and its proprietary workflow technology, all designed to increase efficiencies and improve the quality of patient care and the lives of physicians who provide it. NightHawk’s team of affiliated, U.S. board-certified, state-licensed and hospital-privileged physicians are located in the United States and around the world to provide services 24 hours per day, seven days a week, for approximately 780 customers and the 26% of all U.S. hospitals they serve.

Our team of affiliated, American Board of Radiology-certified, U.S. state-licensed and hospital-privileged radiologists uses our proprietary workflow technology to provide professional services (“interpretations”, “exams”, “scans” or “reads”) to our customers in the United States. The reads that we provide consist primarily of off-hours preliminary reads, but increasingly include final and sub-specialty interpretations. In addition to these professional services, we also provide our customers with cardiac 3D reconstructions, workflow technology, and business services, all designed to enhance the care they provide to patients and improve the efficiency of their practices.

We believe that our affiliated radiologists are the most efficient and productive radiologists in the world. We are committed to enhancing the productivity of our affiliated radiologists by continuing to invest in developing our technology solutions and our internal information systems to support growing customer needs and our own growing business.

The U.S. healthcare market continues to experience an increase in the development and use of diagnostic imaging technologies and procedures. This increase is driven by an aging population, advances in diagnostic imaging technologies, the growing availability and accessibility of imaging equipment in hospitals and clinics and more frequent physician referrals for diagnostic imaging procedures. Additionally, advances in digital technology now allow for the transmission of radiological images in a high quality, standardized, cost-effective and encrypted format, which permits radiologists to provide their professional services from locations other than where the imaging services are performed.

While the volume of diagnostic imaging procedures is expected to continue to grow, the number of practicing radiologists is expected to grow at a slower pace. The challenges associated with these trends are further compounded by the fact that radiology groups are required to provide their hospital customers with services 24 hours per day, seven days a week, in order to accommodate the growing number of off-hour procedures. Consequently, radiology practice groups and hospitals are increasingly seeking the assistance of outside providers to assist their own radiology staffs with both day and night coverage. Although the growth in the number of practicing radiologists has been slowing in recent years, some evidence suggests that this trend may be weakening. If the growth in the number of radiologists accelerates, we could face diminished demand for our services and increased competition.

We help our customers manage these challenges by providing an attractive way to increase their productivity and efficiency and improve their quality of life, while improving the quality of patient care. We assist our customers by providing them with business services designed to streamline the administration of their practices and with access to highly-qualified sub-specialty-trained radiologists to perform reads, day or night. Our professional services include both preliminary reads, which are performed for emergent care purposes, and final and sub-specialty reads, which are performed for both emergent and non-emergent care purposes. Our ability to provide coverage 24 hours per day supports our customers when their workloads during the day require further assistance and relieves the burden of performing reads overnight, and during holidays, weekends and other difficult-to-staff times. We believe this allows our customers to provide seamless patient care and to better attract and retain radiologists in their practices.

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

Due to significant advances in imaging quality and technology, diagnostic imaging procedures are becoming increasingly essential components of the practice of medicine in most medical centers and hospitals. The non-invasive nature of most diagnostic imaging procedures, combined with faster digital processing capabilities and rapid broadband connectivity that allows for the transmission of images to radiology experts, has made the performance of these procedures in the emergency room and in other treatment venues more appealing and practical. As a result, physicians are relying more heavily on imaging procedures and radiological interpretations as a standard of care to aid in patient care management decisions, resulting in continuing growth in the volume of radiological procedures performed.

Our Solution Suite

We are the leading provider of radiology solutions to radiology groups and hospitals across the United States. We offer our customers a broad suite of solutions to meet a wide range of needs, including professional services (including preliminary, final and sub-specialty interpretations) and business services.

Professional Services

Preliminary Interpretations

Eighty-seven percent of the professional services we currently provide are preliminary reads from images generated from hospital emergency departments. These reads are used by the treating physician to determine whether any immediate action is required in response to symptoms being presented by a patient. Typically, the preliminary diagnosis is followed the next morning by a more exhaustive final read. Because third-party payors and patients pay only for the final reads and not the preliminary reads that we provide, our services related to these preliminary reads do not result in any incremental costs to third-party payors or patients nor are we currently dependent on payments by them for these reads.

Final & Sub-specialty Interpretations

In response to the growing needs of our radiology group customers, we also offer our customers the ability to receive final and sub-specialty interpretations in addition to the preliminary reads we have historically provided. The growth in imaging, combined with the recruiting challenges of many radiology groups, continues to put increasing professional demands on radiologists, requiring radiologists to perform an increasing number of interpretations, and to work longer hours. Providing adequate staffing to hospitals, 24 hours per day, seven days a week, is an increasing challenge for radiology groups. Hiring additional radiologists to address all the variables that exist with staffing, together with the management challenges associated with the increasing complexity of imaging modalities, is making our solution suite a valuable and affordable alternative for radiology groups. By offering final and sub-specialty read capabilities we can reduce this burden as well as provide our customers with access to our highly-qualified sub-specialty-trained radiologists which helps improve the quality of care for our customers’ patients.

Business Services

In addition to the professional radiology services we offer, we also offer our customers a complete suite of business services. Our business services include our TALON workflow technology platform, revenue cycle management, facilities and human resources management, transcription, and other services required to effectively operate a radiology practice. These business services are extremely valuable to radiology groups seeking to reduce the administrative burdens of their practices, allowing them to focus on growing their operations and improving their efficiencies, all while enhancing the quality of patient care. We currently provide our business services to our clients, including St. Paul Radiology, P.A., one of the largest diagnostic imaging and interventional radiology providers in the country. We believe the combination of these business services with our professional services provides a one-stop shop with end-to-end solutions for small to large radiology groups.

Key benefits of our solution suite to our radiology group customers and the hospitals and patients they serve include:

•

Improved efficiency and quality of life for our customers.    By using our professional services, business services, and clinical workflow solutions, we believe that our radiology group customers can improve their efficiency. Additionally, by reducing a radiologist’s off-hours coverage commitments, we believe that our customers can more effectively recruit and retain highly-qualified radiologists in a competitive job market where such commitments often result in lower job satisfaction. The existing shortage of radiologists makes recruiting exceptionally difficult for radiology groups; the use of our services improves a group’s ability to recruit and retain the radiologists they seek to hire.

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

Affiliated radiologists.    As of December 31, 2008, we had 128 affiliated radiologists who were providing services for us. We structure our relationships with our affiliated radiologists as independent contractors and we have no control over the radiological services or interpretations rendered by the radiologists or their independent judgment concerning the practice of medicine. The contracts we have with our affiliated radiologists typically provide that we will make available a minimum number of hours that the radiologists can work per year. In each case, the contract is structured so that the radiologist has significant flexibility in determining, and control of, the radiologist’s work schedule. We believe that our affiliated radiologists consider this flexibility an attractive and unique aspect of their relationship with us.

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

Licensing and Privileging

For each hospital from which an affiliated radiologist receives radiological images, the affiliated radiologist must hold a current license in good standing to practice medicine in the state in which the hospital is located and must have been granted privileges to practice at that particular hospital. As a result, and because we were providing services to more than 1,500 hospitals as of December 31, 2008, we have licensed each of our affiliated radiologists in an average of 36 states and have privileged each of our affiliated radiologists at an average of 526 hospitals. By ensuring that our affiliated radiologists are licensed and privileged at many of our hospital sites, we design redundancy into our solution in order to minimize or eliminate the periods of time during which we do not have an affiliated radiologist available to provide services to a particular hospital.

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

Systems and network administration.    We employ information technology professionals to maintain our systems and network and to provide technical support to our customers. Our customers may contact us for technical support 24 hours per day, seven days a week.

Software development.    We focus our research and development efforts on improving and enhancing our existing workflow solutions, as well as on developing new solutions to enable us to more efficiently and effectively deliver our services to our customers.

Customers

As of December 31, 2008, we provided professional radiology services to nearly 780 radiology practices serving more than 1,500 hospitals. In addition, we provided our business services to nine customers, including St. Paul Radiology, P.A. None of our customers represent more than 10% of our annual revenue.

Our customer contracts typically have a one-year term and automatically renew for successive terms unless earlier terminated pursuant to the terms of the contract. Our customer contracts specify the agreed upon coverage periods and whether preliminary and/or final reads will be provided. We typically charge an agreed upon per-read fee that varies with type and complexity of the interpretation being preformed.

As the market for off-hours preliminary exams has matured, it has attracted national and regional teleradiology service providers that often offer their services at prices lower than ours and this increase in competition has resulted in some customer losses.

Sales and Marketing

Sales.    We sell our services primarily through our direct sales force comprised of 25 telesales and field sales personnel who are organized by geographic regions in the United States. Our sales professionals focus their efforts on radiology groups of all sizes and, in some cases, cardiology groups and hospitals.

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

Competition

The market for radiology services is highly competitive, rapidly evolving and fragmented, and subject to changing technology and market dynamics. Our primary competitors are Virtual Radiologic Corporation as well as other large and small scale service providers, some of which have only a local or regional presence. We believe that the primary competitive factors in our market include:

•	report accuracy/content,

•	clinical interactions with the teleradiology staff,

•	price of service,

•	turnaround time required to complete and return interpretations.

•	reputation of service provider,

•	quality of the service provided,

•	number of states in which radiologists are licensed,

•	market acceptance by radiology groups and hospitals,

•	quality and reliability of service-provider technology and workflow infrastructure,

•	quality of customer support,

•	sales and marketing capabilities of the service provider, and

•	financial stability of the service provider.

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

Health Insurance Portability and Accountability Act of 1996.    The Health Insurance Portability and Accountability Act of 1996, or HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with individuals or entities that have been excluded from participation in the Medicare or Medicaid programs. We perform background checks on our affiliated radiologists, and do not believe that we employ or contract with any excluded individuals or entities. However, a finding that we have violated this provision of HIPAA could have a material adverse effect on our business and financial condition.

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

Employees and Independent Contractors

As of December 31, 2008, we had 494 employees. None of our employees are represented by a labor union. We consider our relationships with our employees to be good.

Also as of December 31, 2008, we had 128 affiliated radiologists who provide services to our customers. Our affiliated radiologists are independent contractors of NightHawk. We consider our relationships with our independent contractors to be good.

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

•	acquire additional customers and maintain current customers in a highly competitive environment,

•	effectively manage the integration of companies that we have acquired, or in the future may acquire,

•	manage rapid growth in personnel and operations,

•	effectively manage our medical liability risk, and

•	recruit and retain radiologists and other key personnel.

We may not be able to successfully address these and the other risks described in this report. Failure to adequately do so would harm our business and cause our operating results to suffer. Furthermore, our limited operating history has resulted in historical revenue growth rates that we will not be able to sustain, and therefore will not be indicative of our future results of historical operations. As a result, the price of our common stock could decline.

The market in which we participate is competitive and we expect competition to increase in the future, which will make it more difficult for us to sell our services and may result in pricing pressure, reduced revenue and reduced market share.

The market for professional radiology services and business process services is competitive and rapidly changing, barriers to entry are relatively low, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. In fact, in recent periods we have experienced an increase in competition from regional providers of services similar to ours. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors, including our largest competitor, Virtual Radiologic Corporation, offer their services at a lower price, which has resulted and may continue to result in pricing pressure and lost customers. If we are unable to maintain our current pricing or effectively revise the way we compensate our affiliated radiologists, our operating results could be negatively impacted. In addition, pricing pressures and increased competition could result in reduced revenue or reduced profits, either of which could harm our business.

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

We have in the past experienced, and may experience in the future, these difficulties as we integrate the operations of companies we acquire.

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

The laws of many states, including states in which our customers are located, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into agreements with our affiliated radiologists pursuant to which the radiologists render professional medical services. In addition, we enter into agreements with our customers to deliver professional radiology interpretation services in exchange for a service fee. We structure our relationships with our affiliated radiologists and our customers in a manner that we believe is in compliance with prohibitions against the corporate practice of medicine and fee splitting. If any state regulatory or similar authority determines that we are engaged in the corporate practice of medicine or that the payment of service fees to us by our customers constitutes fee splitting, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our affiliated radiologists to comply with these statutes, could eliminate customers located in certain states from the market for our services, which would have a materially adverse effect on our business, financial condition and operations.

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

We structure our relationships with our affiliated radiologists in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that our affiliated radiologists are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships, if the Internal Revenue Service (or other state, federal or foreign courts) were to determine that our affiliated radiologists are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes, would be liable for unpaid past taxes by our affiliated radiologists and may be subject to penalties, all of which may materially harm our business and operating results. In connection with its audit of our tax filing for the 2006 tax year, the Internal Revenue Service indicated that their preliminary finding would be that our affiliated radiologists should be characterized as employees as opposed to independent contractors. Although we would expect to appeal such a finding, we cannot provide assurances that such an appeal would be successful.

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

Our business entails the risk of medical liability claims against our affiliated radiologists and us. We or our affiliated radiologists are subject to ongoing medical liability claims in the ordinary course of business. Although we maintain medical liability insurance for ourselves and our affiliated radiologists with coverage that we believe is appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards which exceed the limits of our insurance coverage. In addition, medical liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we continue to grow our final and sub-specialty services. As a result, adequate medical liability insurance may not be available to our affiliated radiologists or us in the future at acceptable costs or at all.

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

Our revenue is derived primarily from fee-for-service billings to our radiology group customers. Our agreements with our customers generally provide for one-year terms and automatically renew for successive one-year terms unless terminated by our customers or us upon 30 days prior notice. Our customers may elect not to renew their contracts with us, they may seek to renegotiate the terms of their contracts or they may choose to reduce or eliminate our services. If our arrangements with our customers are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, if our radiology group customers’ agreements with the hospitals that they serve are terminated, or if our radiology group customers’ businesses begin to decline for other reasons (such as a material increase in the rate of uninsured patients or uncollectible accounts), our business, financial condition and results of operations could be adversely affected. For example, substantially all of our business process services revenue is generated from St. Paul Radiology, P.A. If the business of St. Paul Radiology, P.A. were to decline significantly or St. Paul Radiology, P.A. were to experience a material increase in uncollectible accounts, the revenue that we generate from the business process services that we provide would be adversely affected which, in turn, could adversely affect our business, financial condition and results of operation.

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

The use and disclosure of certain healthcare information by healthcare providers and their business associates have come under increasing public scrutiny. Federal standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish rules concerning how individually-identifiable health information may be used, disclosed and protected. Historically, state law has governed confidentiality issues and HIPAA preserves these laws to the extent they are more protective of a patient’s privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions. We must operate our business in a manner that complies with all applicable laws, both federal and state and that does not jeopardize the ability of our customers to comply with all applicable laws to which they are subject. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for healthcare providers and their business associates that provide services to patients in multiple states. Because few of the state laws and regulations have been interpreted by government regulators or courts, our interpretations and activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forgo relationships with customers in certain states, and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or due to the theft of information by unauthorized computer programmers who penetrate our network security.

Future changes in healthcare regulation are difficult to predict and may constrain or require us to restructure our operations, which could negatively impact our business and operating results.

The healthcare industry is heavily regulated and subject to frequent changes in governing laws and regulations as well as to evolving administrative interpretations. Our business could be adversely affected by regulatory changes at the federal or state level that impose new requirements for licensing, new restrictions on reimbursement for medical services by government programs, new pretreatment certification requirements for patients seeking radiology procedures, or new limitations on services that can be performed by us. In addition, federal, state and local legislative bodies have adopted and continue to consider medical cost containment legislation and regulations that have restricted or may restrict reimbursement to entities providing services in the healthcare industry and referrals by physicians to entities in which the physicians have a direct or indirect financial interest or other relationship. For example, Medicare has adopted a regulation that limits reimbursement for the technical component when for multiple diagnostic tests are performed during a single session at medical facilities other than hospitals. Any of these or future reimbursement regulations or policies could limit the number of diagnostic tests our customers order and could have a material adverse effect on our business.

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

Our growth and our continued operations could strain our personnel, management and infrastructure resources, which may harm our business.

In recent periods, we have experienced rapid growth in our headcount and operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We also anticipate that further growth will be required to address increases in the scope of our operations and size of our customer base. Our success will depend in part upon the ability of our senior management team to manage this growth.

In particular, our operations and our ability to provide professional services to our customers in a timely manner depend on the efficient performance of our information systems and related processes. We have determined that in order to effectively satisfy our customers’ needs, our systems and related processes require improvement. Such improvements will require capital investments and, if we are not able to effectively manage the implementation of such improvements, customer satisfaction with our services may suffer.

In addition, to effectively manage our anticipated growth, we will need to continue to improve our operational, financial and management processes and controls and our reporting systems and procedures. The additional headcount we may add and the capital investments we are making will increase our costs, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth and our operations as a publicly-traded company, our business and operating results will be harmed.

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

The majority of our customers are radiology practices. These customers, and not us, typically bill and receive payments from Medicare and/or Medicaid for professional services which were either performed by our affiliated radiologists that are U.S.-based or performed by the customer’s radiologist after submission of the preliminary reads provided by our affiliated radiologists. Medicare and Medicaid generally prohibit a physician who performs a covered medical service from “reassigning” to anyone else (including to other physicians) the performing physician’s right to receive payment directly from Medicare or Medicaid, except in certain circumstances. We believe that the services provided by our affiliated radiologists satisfy one or more of the exceptions to this prohibition, but the various Medicare carriers and state Medicaid authorities may interpret these exceptions differently than we do. Because Medicare and Medicaid payments may comprise a significant portion of the total payments received by our customers for the services of our U.S.-based affiliated radiologists, if it were determined that we do not qualify for an exception, our customers could be prohibited from billing Medicare and/or Medicaid for the services of our U.S.-based affiliated radiologists and this would cause a material adverse effect on our ability to market our services and on our business and results of operations. Future laws or regulations, moreover, may require that we bill Medicare or Medicaid directly for new services we provide to our customers. Should this occur, we would either be required to forgo business with such customers or be required to design, develop and implement an appropriate recordkeeping and billing system to bill Medicare and Medicaid.

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

The information technology industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As an example, we are aware that on July 31, 2007, Merge eMed, Inc., or Merge, filed a complaint against another teleradiology provider, Virtual Radiologic Corporation, or VRC, alleging that VRC has infringed on certain of Merge’s patents relating to teleradiology. In connection with that litigation, VRC filed a Request for Reexamination with the U.S. Patent and Trademark Office, or US PTO, which asks the US PTO to re-examine the validity of the patents at issue. Based solely upon publicly available information from VRC, we understand that, in August 2008, the US PTO ruled invalid all of the claims in the patents upon which Merge had sued VRC. While we are not currently a party to any litigation, if Merge or another third party asserts that our technology violates that third-party’s proprietary rights, or if a court holds that our technology violates such rights, we may be required to re-engineer our technology, obtain licenses from third parties to continue using our technology without substantial re-engineering or remove the infringing functionality or feature. In addition, we may incur substantial costs defending any such claim. We may also become subject to damage awards, which could cause us to incur additional losses and harm our financial position.

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

Our success depends largely upon the continued services of our executive officers, particularly David Engert, our newly-appointed President & Chief Executive Officer, Tim Murnane, our Chief Operating Officer, and David Sankaran, our Chief Financial Officer. The loss of any of these executive officers could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock. The search for replacements for any of our executives could be time consuming and could distract our management team from the day-to-day operations of our business.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified Board of Directors so that not all members of our board are elected at one time,

•	provide that directors may only be removed “for cause,”

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt,

•	eliminate the ability of our stockholders to call special meetings of stockholders,

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders,

•	provide that the Board of Directors is expressly authorized to make, alter or repeal our bylaws, and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The table below provides a summary of our principal facilities as of December 31, 2008:

Location	Total Square Feet (1)	Leased or Owned	Principal Function

St Paul, Minnesota	58,000	Leased	Staff operations

Coeur d’Alene, Idaho	23,000	Leased	Corporate offices

Sydney, Australia	9,000	Leased	Reading facility and support staff operations

Milwaukee, Wisconsin	9,000	Leased	Information technology center

Zurich, Switzerland	8,000	Leased	Reading facility and support staff operations

Austin, Texas	5,000	Leased	Reading facility

San Francisco, California	3,000	Leased	Reading facility

(1)	Rounded to the nearest thousand square feet.

ITEM 3.	Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of our business activities. We maintain insurance policies with coverages that we believe are appropriate in light of the risks attendant to our business, and believe that the resolution of the current claims will not have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount of damages resulting from a current or future claim, an unfavorable resolution of a claim could materially affect our future results of operations, cash flows or financial position.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock has traded on the NASDAQ Global Market under the symbol “NHWK” since February 9, 2006, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low sales prices of our common stock for our two most recent years.

	Common Stock Price
	High	Low
Year Ended December 31, 2008
First Quarter	$20.61	$8.87
Second Quarter	$9.49	$7.08
Third Quarter	$9.41	$6.69
Fourth Quarter	$6.99	$2.33

Year Ended December 31, 2007
First Quarter	$26.98	$17.50
Second Quarter	$21.18	$16.96
Third Quarter	$24.51	$18.16
Fourth Quarter	$24.25	$19.09

Holders

On February 6, 2009, the last reported sale price for our common stock on the Nasdaq Global Market was $4.00 per share. As of February 6, 2009, there were approximately 8,300 holders of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our initial public offering. We currently intend to retain future earnings and do not expect to pay any dividends in the foreseeable future and certain covenants in our debt agreement restrict our ability to pay dividends or make other distributions with respect to our equity securities. See Note 11 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans.

Performance Graph

The performance graph below illustrates a comparison of cumulative total stockholder return data based on an initial investment of $100 in our common stock, as compared with the Russell 2000 Index and the Dow Jones US Healthcare Index from February 6, 2006 through December 31, 2008.

Dates	NightHawk Radiology	Russell 2000	Dow Jones US Healthcare
February 6, 2006	$100.00	$100.00	$100.00
March 31, 2006	$115.69	$106.75	$100.30
June 30, 2006	$86.88	$100.95	$95.35
September 30, 2006	$92.64	$101.65	$103.34
December 31, 2006	$123.49	$110.17	$104.61
March 31, 2007	$88.09	$111.69	$104.95
June 30, 2007	$87.41	$116.76	$109.40
September 30, 2007	$118.69	$113.00	$111.66
December 31, 2007	$101.94	$107.19	$111.47
March 31, 2008	$45.33	$96.22	$98.11
June 30, 2008	$34.29	$97.28	$96.91
September 30, 2008	$34.96	$96.00	$97.82
December 31, 2008	$23.54	$69.52	$84.68

Recent Sales of Unregistered Securities

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

Issuer Purchases of Equity Securities

We announced on December 9, 2008 that we were initiating a program previously approved by our Board of Directors to repurchase up to $10.0 million in shares of our common stock in the open market. The following table sets forth details regarding the shares repurchased in 2008 pursuant to such program. We did not repurchase any shares of our stock outside of such program. We completed the program with the repurchase of approximately 2.2 million additional shares in January 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 12, 2008—December 31, 2008	1,063,849	$4.21	1,063,849	$5,490,487

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

	For the Years Ended December 31,
	(In thousands, except per share amounts)
	2008	2007	2006	2005	2004
Service Revenue	$167,607	$151,662	$92,168	$64,062	$39,283
Operating Income	21,630	26,127	23,399	17,322	11,714
Net Income (Loss)	9,442	14,694	(28,401)	(29,960)	3,325
Net Income (Loss) Applicable to Common Stockholders	$9,442	$14,694	$(28,519)	$(36,509)	$2,560
Earnings (Loss) Per Common Share:
Basic	$0.32	$0.49	$(1.00)	$(2.11)	$.11
Diluted	$0.31	$0.47	$(1.00)	$(2.11)	$.11
Cash Flow Data
Net cash provided by operating activities	29,087	23,637	19,131	11,529	10,245
Net cash provided by (used in) investing activities	18,261	(123,425)	(40,049)	(3,305)	(2,844)
Net cash provided by (used in) financing activities	(32,144)	85,243	54,808	(1,427)	(3,771)
Total Assets	245,149	263,466	116,066	35,536	17,262
Total Long-Term Debt (including current portion)	94,100	99,500	—	24,003	12,000
Total Liabilities	115,382	128,777	13,437	85,184	23,468
Common Stock Data
Market price at year end	$4.86	$21.05	$25.50	N/A	N/A
Average number of common shares outstanding (1)	29,483	30,083	28,528	17,274	24,196
Dividends declared per common share	—	—	—	$0.844	—
Preferred Stock Data
Redeemable convertible preferred shares outstanding	—	—	—	6,500	6,500
Dividends declared per convertible preferred share	—	—	$0.844	$0.295	—

(1)	The weighted average shares of common stock outstanding for the year ended December 31, 2004 is based on the assumed conversion of LLC units into common stock at the beginning of 2001 based on the conversion ratio from the recapitalization transaction.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

NightHawk Radiology Holdings, Inc. is leading the transformation of the practice of radiology by providing high-quality, cost-effective solutions to radiology groups and hospitals throughout the United States. We provide the most complete suite of solutions, including professional services, business services, and our advanced, proprietary clinical workflow technology, all designed to increase efficiencies and improve the quality of patient care and the lives of physicians who provide it. Our independent contractor team of U.S. board-certified, state-licensed and hospital-privileged physicians located in the United States and around the world provides services 24 hours per day, seven days a week, for approximately 780 customers and the 26% of all U.S. hospitals.

Our team of American Board of Radiology-certified, U.S. state-licensed and hospital-privileged affiliated radiologists uses our proprietary workflow technology to provide professional services (“interpretations”, “exams”, “scans” or “reads”) to our customers in the United States. The reads that we provide consist primarily of off-hours preliminary reads, but increasingly include final and sub-specialty interpretations. In addition to these professional services, we also provide our customers with cardiac 3D reconstructions, clinical workflow technology, and business services, all designed to enhance the care they provide to patients and improve the efficiency of their practices. For more information, visit www.nighthawkrad.net.

2008 Highlights

•

Market conditions.    General economic conditions were poor during 2008 and worsened throughout the year. We believe economic conditions have adversely impacted our business as we have observed lower hospital admission rates, lower emergency room admissions and some deferral of elective healthcare by patients. These trends have lessened the growth in the number of radiological reads and have impacted the overall growth in the teleradiology market. In addition, we have noticed slowing in collection rates from our customers, specifically hospital customers, which resulted in higher bad debt expense.

•

Integration of acquisitions.    During 2008, we completed the integration of our acquisitions made in 2007 of Midwest Physicians Services, LLC (“MPS”), Emergency Radiology Services, LLC (“ERS”), The Radlinx Group, Ltd. (“Radlinx”) and Teleradiology Diagnostic Service, Inc. (“TDS”). We consolidated office space and restructured our staffing levels in order to streamline our business processes and to better utilize our leased office facilities.

•

Management turnover.    We experienced management turnover in 2008. In February 2008, we announced Mr. Tim Murnane as our new Chief Operating Officer, replacing outgoing Chief Operating Officer, Timothy Mayleben. In May 2008, we announced the appointment of Mr. David Sankaran as our new Chief Financial Officer, who replaced Glenn Cole as the outgoing Chief Financial Officer. Finally, in November 2008, we announced that Mr. David Engert would be succeeding Dr. Paul Berger as our President and Chief Executive Officer and that Mr. Jon Berger, one of our founders, would no longer be serving in an active role with the company.

•

Capital structure.    During the year, we made some significant investments to realign our capital structure. First, in June 2008, we completed a tender offer which resulted in the purchase and retirement of 2.2 million shares at a cost of $18.6 million. Then, in December 2008, we commenced a

$10.0 million open-market share repurchase plan. As of December 31, 2008, we had purchased and retired an additional 1.1 million shares at a cost of $4.5 million, and the remaining $5.5 million under the plan was purchased in January 2009 and resulted in the retirement of another 1.1 million shares. In addition to these share repurchase activities, we also applied approximately $10 million of our cash to lower our outstanding debt and lock in lower interest rates on the debt. Specifically, in December 2008, we took advantage of historically low interest rates and utilized approximately $5.3 million to settle our two existing interest rate swap contracts and entered into new interest rate swap contracts with more favorable rates. In addition, we paid $4.4 million for a principal prepayment on our debt.

Trends in our Business and Results of Operations

Service Revenue.

We generate revenue from a number of sources, including off-hours preliminary exams, business services offerings and final and subspecialty interpretations. The revenue growth that we have historically experienced has been due in large part to the growth of our off-hours preliminary business, which continues to make up the bulk of our revenue. The market for off-hours preliminary interpretations has historically experienced rapid volume growth. This volume growth has been driven by an increase in our customer base, an increase in utilization of our services by our customers, acquisitions, an expansion of our service hours, a high customer retention rate and growth in the use of diagnostic imaging technologies and procedures in the healthcare industry in general. In recent quarters, however, our volume growth has moderated as the market for these services has matured. In addition, the off-hours preliminary market has attracted a number of national and regional teleradiology service providers that often offer their services at prices lower than ours and the increase in competition has resulted in some customer losses. These trends have resulted in downward pressure on our average prices and on our volumes and revenues. We expect these trends to continue in the foreseeable future. In response to such trends, our strategy is to sell new services (including final interpretations and business services) to our existing customers by communicating their value and demonstrating the advantages we offer over our competitors. Our future growth depends primarily upon our ability to successfully execute that strategy while also effectively responding to competitive pressures in the market for off-hours preliminary exams. These new services accounted for approximately 21% of our total revenue in 2008, up from 14% in the prior year.

Professional Services.

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

Our medical liability expense has also increased in absolute dollars each year since inception, primarily due to increases in our medical liability premiums as our business has grown. The increase is also due to an increasing reserve for incurred but not reported (“IBNR”) claims based on growing volumes, which are estimated using historical claims information and industry indices. We expect our medical liability premiums and our IBNR expense to continue to increase in absolute dollars in future periods as our scan volumes continue to grow. In addition, if we have claims in future periods for which we deem a liability to be probable, our medical liability expense will increase.

We record physician stock-based compensation expense in connection with any equity-based grants to our affiliated radiologists in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”) and present this expense in our consolidated statements of operations as part of our professional services expense. The amount of physician stock-based compensation expense we record in a given period depends primarily on the number of shares subject to equity-based grants held by our affiliated radiologists, the number of hours worked, and the change in the value of our common stock in that period. Our expense in future periods for physician stock-based compensation will be driven primarily by changes in our stock price, new equity-based grants we make to our affiliated radiologists, and the rate at which those equity-based grants are earned over such periods.

Sales, General and Administrative Expenses.

Our sales, general and administrative expense consists primarily of salaries and related expenses for all employees, employee stock-based compensation, information technology and telecommunications expenses, costs associated with licensing and privileging our affiliated radiologists, facilities and office-related expenses, sales and marketing expenses and other general and administrative expenses. Our sales, general and administrative expense has increased in absolute dollars each year since inception primarily as a result of increased payroll expenses in connection with higher headcount in support of the growth in our business. In 2008, the increase was also partially due to severance costs related to the departure of certain of our executives. We expect our general and administrative expenses to level-off in response to the moderating growth in our business and as we see the results of our cost reduction initiatives that began in 2008.

The amount of employee stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding options and the valuation criteria used at the time of the grant. The amount of expense is also impacted by the accelerated method we use to expense these options and by forfeitures of non-vested options. Our employee non-cash stock-based compensation expense may increase in future periods if we issue additional equity-based instruments.

Interest Expense.

We incur interest on our credit facility at variable rates. Since 2007, we have hedged the risk associated with fluctuations in interest rates by entering into interest rate swap contracts. While in effect, our original interest rate swap contracts maintained an effective interest rate of approximately 7.4%. In December 2008, in response to interest rates falling to historically low levels, we settled our original interest rate swap contracts and entered into new interest rate swap contracts. Our new effective interest rate and actual cash payments for interest under these hedges will be approximately 5% and the swap contracts expire in June 2014. Over the next six quarters our reported interest rate will be higher than that reported in recent quarters due to the amortization of losses from our original swap contracts.

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

We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical management judgment and estimates about matters that are uncertain:

•	use of estimates;

•	stock-based compensation;

•	purchase accounting and long-lived assets including goodwill and other acquired intangible assets;

•	income taxes; and

•	derivative accounting.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our financial condition or future results of operations.

Use of Estimates

On an ongoing basis, we evaluate our estimates relating to the items described below. We generally base our estimates on our historical experience and on various other assumptions that we believe to be reasonable along with the guidance provided by SFAS No. 5, Accounting for Contingencies, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Accounts receivable allowance.    We monitor customer payments and the aging of our accounts receivable and maintain a reserve for estimated losses resulting from our customers’ inability to make required payments. In estimating the reserve, we evaluate the collectibility of our accounts receivable from a specific customer when we become aware of circumstances that may impair the customer’s ability to meet its financial obligations and record an allowance against amounts due. We believe that the potential aggregate amount of nonpayment by our customers is limited in part by the frequency of our billing cycle and the ease with which we may discontinue service to customers during periods of nonpayment. However, actual future losses from uncollectible accounts may differ from our estimates due to the difficulty in predicting the future payment practices and ability of our customers. As of December 31, 2008 and 2007, we had reserved $1.1 million and $0.6 million, respectively, for doubtful accounts based on our estimate of the collectibility of outstanding receivables as of that date.

Loss contingency for medical liability claims.    We record a loss contingency for a medical liability claim at the time we deem such liability to be probable. Our determination of the probability of the liability is based upon a review of the claim by our internal legal counsel, external legal counsel and medical liability insurance carrier. Upon the determination that a liability is probable, we record a loss contingency for the potential claim up to the amount of the deductible specified in our medical liability insurance policy. Actual future losses from medical liability claims may differ from our estimates to the extent that we suffer an adverse determination for a claim that we did not deem the liability probable, did not record a loss contingency up to the maximum amount of our insurance deductible, the loss was in excess of our coverage limits, or do not have insurance coverage or indemnification rights.

Incurred But Not Reported Claims.    We use actuarial assumptions to estimate and record a liability for IBNR professional liability claims. Our estimated IBNR liability is based on long-term industry trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial and legislative decisions, and economic conditions. Our estimated IBNR liability will fluctuate as claims experience and volumes change over time.

Stock-Based Compensation

Physician Stock-Based Compensation.    We record stock-based compensation expense in connection with any equity instrument awarded to our affiliated radiologists in accordance with EITF 96-18. We calculate the stock-based compensation expense related to such issuance by determining the then current fair value of the award using a Black-Scholes model at the date of grant and at the end of each subsequent financial reporting period thereafter when service is delivered. Physician stock-based compensation expense is included in professional services expense.

Non-Physician Stock-Based Compensation.    We also record stock-based compensation expense in connection with any grant of stock options, restricted stock units, warrants or other issuance of shares of common stock to employees and directors. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to our employees and directors in accordance with SFAS 123(R) by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to the issuance of restricted stock units or shares of our common stock to our employees and directors based on the fair value of our common stock on the date the restricted stock units or shares are issued. Stock-based compensation to employees and directors is included in sales, general and administrative expense.

Determination of Fair Value of our Stock Options.    To determine the fair value of our stock options, we use a Black-Scholes model which takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option, as measured on the date of grant (or at each reporting date for grants to non-employees that require future service), expected dividends, risk free interest rates, expected term and an estimation of the volatility of the common stock underlying the stock option.

Purchase Accounting and Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

All of our acquisitions were accounted for using the purchase method of accounting as prescribed in SFAS No. 141, as amended, “Business Combinations” (“SFAS 141”). Accordingly, purchase accounting adjustments have been reflected in our financial statements for all periods subsequent to the respective purchase dates. The purchase accounting entries are reflected on our financial statements as of the purchase date. In accordance with SFAS 141, we have revalued the assets and liabilities acquired as part of the acquisitions of MPS, ERS, Radlinx, TDS, and ATN at their respective fair values.

Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), we do not amortize goodwill. Certain intangible assets are amortized over their estimated useful lives. Goodwill and unamortized intangible assets are evaluated for impairment at least annually or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired. Amortized other intangible assets are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”) when events and circumstances indicate that the assets might be impaired. We regularly evaluate the carrying value of intangible and long-lived assets for events or changes in circumstances that indicate that the carrying amount may not be recoverable or that the remaining estimated useful life should be changed.

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

Derivative Accounting

In accordance with U.S. GAAP, we recognize all derivatives on the consolidated balance sheet at fair value. We designate at inception whether the derivative contract is considered hedging or non-hedging in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If the derivative qualifies and is designated as a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Since 2007, we have utilized interest rate swap contracts to maintain compliance with debt requirements and to protect us against changes in the interest payments associated with its variable-rate long-term debt. The contracts are considered cash flow hedges. As a result, as long as the swaps are deemed highly effective, changes in the fair value of the swaps are recorded as either an asset (a gain position), or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of shareholders’ equity.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of service revenue.

	Year Ended December 31,
	2008	2007	2006
Service revenue	100%	100%	100%
Operating costs and expenses:
Professional services	41	42	42
Sales, general and administrative	39	36	30
Depreciation and amortization	7	5	2

Total operating costs and expenses	87	83	74

Operating income	13	17	26
Other income (expense):
Interest expense	(5)	(4)	(1)
Interest income	1	2	3
Other, net	—	—	—
Change in fair value of redeemable preferred stock conversion feature	—	—	(48)

Total other income (expense)	(4)	(2)	(46)

Income (loss) before income taxes	9	15	(20)
Income tax expense	3	6	11

Net income (loss) applicable to common stockholders	6%	9%	(31)%

Comparison of Years Ended December 31, 2008 and December 31, 2007

Service Revenue

	Year Ended December 31,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Service revenue	$167,607	$151,662	$15,945	11%

The increase in service revenue for the year ended December 31, 2008 relative to the year ended December 31, 2007 consists of a $17.5 million increase from the full-year effect of acquisitions completed during 2007, a $2.2 million increase in organic final read revenue driven largely by an increase in the average price due to a modality shift towards higher-priced, more complex exams, partially offset by a $4.0 million decrease in organic preliminary read revenue. The net decrease in organic preliminary read revenue resulted from 3% higher volumes, which were more than offset by the impact of declines in average selling prices.

Operating Costs and Expenses

Professional Services

	Year Ended December 31,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Professional services	$68,932	$63,618	$5,314	8%
Percentage of service revenue	41%	42%

The increase in professional services expense for the year ended December 31, 2008 compared to the year ended December 31, 2007 is primarily attributable to an increase in professional service fees and medical liability expenses related to higher read volumes partially offset by a decrease in physician stock-based compensation expense due to lower NightHawk common stock prices during 2008.

Sales, General and Administrative

	Year Ended December 31,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Sales, general and administrative	$65,683	$54,018	$11,665	22%
Percentage of service revenue	39%	36%

The increase in sales, general and administrative expense for the year ended December 31, 2008 compared to the year ended December 31, 2007 resulted primarily from a $9.6 million increase in payroll expense resulting from costs associated with the employees added from the acquisitions and also from $2.0 million of severance costs related to the departure of certain former executive officers. We also experienced a $1.2 million increase in licensing and credentialing expenses, a $1.0 million increase in facility expenses and a $1.4 million increase in telecommunications expenses due primarily from the impact of prior year acquisitions. These increases were partially offset by a decrease in employee stock compensation expense and cost reductions resulting from restructurings which optimized office space utilization and streamlined operations.

Other Income (Expense)

Interest Expense

	Year Ended December 31,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Interest expense	$8,508	$5885	$2,623	45%
Percentage of service revenue	(5)%	(4)%

Our interest expense for the 2007 consists of the interest expense incurred on our Term Loan. On April 5, 2007 we borrowed $53.0 million in connection with the Radlinx acquisition and an additional $47.0 million on

July 10, 2007 in connection with the MPS and ERS acquisitions. Also included in interest expense is $0.4 million of amortized deferred loan fees. Our interest expense for 2008 consists of a full year impact of the above debt.

Income Tax Expense

	Year Ended December 31,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Income tax expense	$5,257	$8,615	$(3,358)	(39)%
Percentage of service revenue	3%	6%

We recorded income tax expense of $5.3 million for 2008 and $8.6 million for 2007. The change in income tax expense is due primarily to a corresponding change in pre-tax income.

Comparison of Years Ended December 31, 2007 and December 31, 2006

Service Revenue

	Year Ended December 31,		Change
	(Dollars in thousands)
	2007	2006	In Dollars	Percentage
Service revenue	$151,662	$92,168	$59,494	65%

The increase in service revenue for the year ended December 31, 2007 relative to the year ended December 31, 2006 resulted primarily from $21.4 million increase in organic revenue and $38.1 million in additional revenue from the TDS, Radlinx, MPS and ERS acquisitions. The organic growth is driven by a 27% increase in read volumes due to an increase in utilization by our customers of our hours of service, an increase in the number of our customers and their affiliated sites, new services and the growth in the use of diagnostic imaging technologies and procedures in the healthcare industry.

Operating Costs and Expenses

Professional Services

	Year Ended December 31,		Change
	(Dollars in thousands)
	2007	2006	In Dollars	Percentage
Professional services	$63,618	$38,963	$24,655	63%
Percentage of service revenue	42%	42%

The increase in professional services expense for the year ended December 31, 2007 relative to the year ended December 31, 2006 resulted primarily from an increased volume of radiological interpretations performed by our affiliated radiologists due to our continued growth and increase in the number of our affiliated radiologists due partially from the acquisitions of TDS and Radlinx. This was in some measure offset by a decrease in physician stock-based compensation and medical liability expenses.

Sales, General and Administrative

	Year Ended December 31,		Change
	(Dollars in thousands)
	2007	2006	In Dollars	Percentage
Sales, general and administrative	$54,018	$27,607	$26,411	96%
Percentage of service revenue	36%	30%

The increase in our sales, general and administrative expense for the year ended December 31, 2007 relative to the year ended December 31, 2006 resulted primarily from investments in new service offerings and infrastructure, as well as the expansion of our management team along with temporary duplicative costs related to the recent acquisitions that had not yet been eliminated. Significant changes include a $20.3 million payroll increase due to additional hiring and employees added from the acquisitions, $2.4 million increase in facilities and telecommunications expense, $2.3 million increase in accounting, legal, travel, and consulting services expenses and $1.0 million increase in sales, licensing and privileging expense.

Other Income (Expense)

Interest Expense

	Year Ended December 31,		Change
	(Dollars in thousands)
	2007	2006	In Dollars	Percentage
Interest expense	$5,885	$562	$5,323	947%
Percentage of service revenue	(4)%	(1)%

Our interest expense for the 2007 consists of the interest expense incurred on our Term Loan. On April 5, 2007 we borrowed $53.0 million in connection with the Radlinx acquisition and an additional $47.0 million on July 10, 2007 in connection with the MPS and ERS acquisitions. Also included in interest expense is $0.4 million of amortized deferred loan fees. Our interest expense for 2006 consisted primarily of interest payable under our credit facility with Comerica Bank which was repaid in conjunction with our initial public offering in February 2006.

Change in Fair Value of Redeemable Preferred Stock Conversion Feature

	Year Ended December 31,		Change
	(Dollars in thousands)
	2007	2006	In Dollars	Percentage
Change in fair value of redeemable preferred stock conversion feature	$—	$44,184	$44,184	(100)%
Percentage of service revenue	—%	(48)%

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

Income Tax Expense

	Year Ended December 31,		Change
	(Dollars in thousands)
	2007	2006	In Dollars	Percentage
Income tax expense	$8,615	$10,048	$(1,432)	(14)%
Percentage of service revenue	6%	11%

We recorded income tax expense of $8.6 million for 2007 and $10.0 million for 2006. The change in income tax expense is due primarily to a corresponding change in pre-tax income, exclusive of the change in fair value of redeemable preferred stock conversion feature referred to above.

Liquidity and Capital Resources

The discussion below highlights significant aspects of our capital resources and cash flow activities (in millions).

	December 31, 2008	December 31, 2007
Capital resources
Cash and cash equivalents	$47.2	$31.9
Marketable securities	—	30.6

Total	$47.2	$62.5

	December 31, 2008	December 31, 2007
Cash flow activities
Net cash provided (used) by:
Operating activities	$29.1	$23.6
Investing activities	18.2	(123.4)
Financing activities	(32.1)	85.2

Increase (decrease) in cash and cash equivalents	$15.2	$(14.6)

Operating Activities

Since our inception in August 2001, we have funded our operations primarily from cash flows generated by our operating activities, the issuance of stock and the incurrence of debt. Net cash provided by operating activities in 2008, 2007 and 2006 was $29.1 million, $23.6 million and $19.1 million, respectively.

For the year ended December 31, 2008, we generated net cash from operations of $29.1 million from net income of $9.4 million. Significant non-cash charges included in net income that did not impact our net cash from operations during this period include depreciation and amortization of $11.4 million and stock compensation expense of $8.3 million. For the year ended December 31, 2007, we generated net cash from operations of $23.6 million from net income of $14.7 million. Significant non-cash charges included in net income that did not impact our net cash from operations during this period include depreciation and amortization of $7.9 million and stock compensation expense of $15.0 million.

The changes in our operating assets and liabilities, net of acquired balances, and the associated impacts on our net cash from operations during the year ended December 31, 2008 as compared to the changes during the year ended December 31, 2007 are primarily due to the change in accounts receivable. In 2007, accounts receivable increased $8.2 million due to an absolute increase in our total revenue due to growth and acquisition. In 2008, although our revenue increased over prior years, our accounts receivable dropped $0.4 million due to increased collection efforts and improved customer management. Prepaid, accounts payable and accrued balances also changed mostly due to the timing of cash payments to vendors and for payroll.

Investing Activities

Net cash provided by investing activities was $18.2 million for the year ended December 31, 2008. Net cash provided by investing activities was primarily attributable to sales and maturities of marketable securities of $23.3 million and $33.8 million, respectively. Partially offsetting this increase was an earn-out payment to the former Radlinx owners of $6.5 million, an escrow payment to the former TDS owners of $1.2 million, capital spending of $4.8 million, and purchases of marketable securities of $26.4 million.

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

Financing Activities

Net cash used in financing activities was $32.1 million for the year ended December 31, 2008. The use of funds was primarily attributable to our effort to optimize our capitalization through repurchases of our common stock of $22.2 million, a principal payment of $4.4 million on our term loan in December 2008, and the early settlement of our interest rate swap contracts of $5.3 million.

Net cash provided by financing activities was $85.2 million for the year ended December 31, 2007. On April 5, 2007, we entered into a term loan in the amount of $53.0 million to acquire Radlinx. Immediately following the acquisition of Radlinx, we paid in full $12.6 million in assumed notes payable and lines of credit. In July 2007, we amended the credit facility and increased the loan to $100.0 million as part of the financing for the MPS and ERS acquisitions. We also incurred $4.5 million in deferred financing costs. The remaining net cash provided by financing activities was attributable to the cash proceeds to us from the exercise of stock options.

Financial condition and liquidity

We expect our short and long-term liquidity needs to consist primarily of working capital, capital expenditures and any future acquisitions. We may also have liquidity needs arising from any repurchases of shares of our common stock and if we make additional principal repayments under our term loan agreement. Finally, our term loan is subject to mandatory prepayment under certain circumstances, including in connection with the Company’s receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events and excess cash flow, which if triggered would require additional principal payment.

We intend to fund future liquidity needs from current capital resources and cash generated from operations. In late 2008, we sold all of our marketable securities and reinvested the proceeds in short-term money market accounts as a conservative measure against the unfavorable conditions in the credit market and to better ensure access and recoverability of our cash investments. We believe our capital resources are invested in appropriate investments and will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

Our Sydney and San Francisco office leases and our medical liability insurance policy are collateralized by letters of credit totaling $0.6 million and $0.7 million as of December 31, 2008 and 2007, respectively.

Contractual Obligations

The following table presents a summary of our contractual obligations as of December 31, 2008:

(in millions)	Payments Due Within
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt obligations (a)	$1.0	$1.9	$1.9	$89.3	$94.1
Interest on long-term borrowings (b)	4.6	9.1	8.9	1.5	24.1
Operating lease commitments	2.3	3.4	2.3	3.6	11.6
License agreement (c)	2.4	4.0	2.0	0.0	8.4

Total contractual obligations	$10.3	$18.4	$15.1	$94.4	$138.2

(a)	See Note 6 of the Notes to Consolidated Financial Statements in Item 8.
(b)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the effective rate as of December 31, 2008 including the impact of current interest rate swap contracts. The amounts given above do not include the $5.3 million spent to settle the interest rate swap contracts held within Accumulated Other Comprehensive Income which will be amortized to interest expense through September 2010. See Note 12 of the Notes to Consolidated Financial Statements in Item 8.
(c)	See Note 7 of the Notes to Consolidated Financial Statements in Item 8.

Total contractual obligations exclude our FIN 48 liability of $2.3 million as of December 31, 2008 because we were unable to make reasonable estimates as to the period of settlement with the respective taxing authorities.

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of SFAS 141(R), “Business Combinations,” issued by the FASB in December 2007, SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51,” issued by the FASB in February 2007, FASB Staff Position (“FSP”) SFAS 142-3, Determination of Useful Life of Intangible Assets, issued by the FASB in April 2008, and SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. We are currently evaluating the impact of these accounting pronouncements, if any, on our financial statements.

During 2008, we adopted SFAS 157, “Fair Value Measurements,” issued by the FASB in September 2006, and found the impact to not be significant. See Note 11 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional disclosures required by the provision. We also assessed SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” issued by the FASB in February 2007 and determined not to elect to measure any permissible financial instruments at fair value.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

During the periods covered by this Annual Report, substantially all of our customers are in the United States and this revenue is denominated in U.S. dollars. Although some of our affiliated radiologists work from our centralized reading facilities in Australia and Switzerland, the professional service fees we pay to our affiliated radiologists are denominated primarily in U.S. dollars. As a result, only our support personnel and facility costs in those countries present foreign currency exchange risks. Because we are not currently subject to material foreign currency exchange risk, we have not, to date, entered into any hedging contracts. If a weakening U.S. dollar requires us to increase the amounts we pay to our affiliated radiologists in the future in order to maintain a constant level of compensation, our results of operations and cash flows could be affected. Currently, any foreign exchange risks are related to the foreign currency exchange rates between the U.S. dollar and the Australian dollar and between the U.S. dollar and the Swiss franc.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $47.2 million at December 31, 2008. These amounts were invested primarily in interest-bearing money market accounts and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, any declines in interest rates will reduce future investment income.

As of December 31, 2008, we had $94.1 million in variable interest rate debt. Because of the interest rate swap contracts in place at December 31, 2008 such debt will not be subject to risks associated with fluctuations in interest rates until such contracts expire on June 30, 2014. For more information on our hedging activities, see Notes 6 and 12 of the Notes to Consolidated Financial Statements in Item 8.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NightHawk Radiology Holdings, Inc.

Coeur d’Alene, ID

We have audited the accompanying consolidated balance sheets of NightHawk Radiology Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NightHawk Radiology Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

In 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which changed its method of accounting for income taxes as of January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boise, ID

February 18, 2009

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2008	2007	2006
Service revenue	$167,607	$151,662	$92,168
Operating costs and expenses:
Professional services	68,932	63,618	38,963
Sales, general, and administrative	65,683	54,018	27,607
Depreciation and amortization	11,362	7,899	2,199

Total operating costs and expenses	145,977	125,535	68,769

Operating income	21,630	26,127	23,399
Other income (expense):
Interest expense	(8,508)	(5,885)	(562)
Interest income	1,380	3,130	3,028
Other, net	197	(63)	(34)
Change in fair value of redeemable preferred stock conversion feature	—	—	(44,184)

Total other income (expense)	(6,931)	(2,818)	(41,752)

Income (loss) before income taxes	14,699	23,309	(18,353)
Income tax expense	5,257	8,615	10,048

Net income (loss)	9,442	14,694	(28,401)
Redeemable preferred stock accretion	—	—	(118)

Net income (loss) applicable to common stockholders	$9,442	$14,694	$(28,519)

Earnings (loss) per common share:
Basic	$0.32	$0.49	$(1.00)
Diluted	$0.31	$0.47	$(1.00)
Weighted average of common shares outstanding:
Basic	29,482,536	30,083,080	28,528,079
Diluted	30,561,942	31,083,971	28,528,079

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$47,160	$31,956
Marketable securities	—	30,625
Trade accounts receivable, net	24,393	25,665
Deferred income taxes	855	655
Prepaid expenses and other current assets	6,231	2,812

Total current assets	78,639	91,713
Property and equipment, net	10,528	10,555
Goodwill	68,718	68,601
Intangible assets, net	79,616	87,133
Deferred income taxes	4,082	1,251
Other assets, net	3,566	4,213

Total assets	$245,149	$263,466

LIABILITIES
Current liabilities:
Accounts payable	$6,327	$6,072
Accrued expenses	3,617	12,881
Accrued payroll and related benefits	3,783	4,569
Long-term debt, due within one year	955	1,000

Total current liabilities	14,682	24,522
Professional liability reserve	3,705	3,038
Long-term debt	93,145	98,500
Other liabilities	3,850	2,717

Total liabilities	115,382	128,777

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock—150,000,000 shares authorized; $.001 par value; 27,590,774 and 30,312,322 shares issued and outstanding at December 31, 2008 and 2007, respectively	28	30
Additional paid-in capital	237,429	249,274
Retained earnings (deficit)	(103,516)	(112,957)
Accumulated other comprehensive income (deficit)	(4,174)	(1,658)

Total stockholders’ equity	129,767	134,689

Total liabilities and stockholders’ equity	$245,149	$263,466

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance—December 31, 2005	15,838,139	$16	$9,434	$—	$(87,612)	$(78,161)
Net loss					(28,401)	(28,401)
Shares issued upon exercise of stock options	134,498		404			404
Issuance of stock options—employees			880			880
Issuance of stock options—non-employees			5,080			5,080
Issuance of stock—initial public offering	5,800,000	6	86,298			86,304
Stock issuance costs			(2,112)			(2,112)
Conversion of redeemable preferred stock	6,500,003	6	13,268			13,274
Reclassification of redeemable common stock	1,671,429	2	26,741			26,743
Termination of redeemable preferred stock conversion feature			89,440			89,440
Accretion of redeemable common stock					(11,387)	(11,387)
Accretion of redeemable preferred stock					(117)	(117)
Excess tax benefit from stock options exercised			684			684

Balance—December 31, 2006	29,944,069	$30	$230,117	$—	$(127,517)	$102,631
Cumulative impact of change in accounting for in income taxes					(135)	(135)
Net income					14,694	14,694
Shares issued upon exercise of stock options and vesting of restricted stock units (“RSU”)	368,253		1,163			1,163
Issuance of stock options and RSUs—employees			8,330			8,330
Issuance of stock options and RSUs—non-employees			4,705			4,705
Excess tax benefit from stock options exercised and RSU vesting			1,625			1,625
Issuance of warrants in acquisitions			3,334			3,334
Change in fair value of derivatives, net of tax				(1,658)		(1,658)

Balance—December 31, 2007	30,312,322	$30	$249,274	$(1,658)	$(112,957)	$134,689
Net income					9,442	9,442
Shares issued upon exercise of stock options and vesting of restricted stock units	370,999		477			477
Shares issued for acquisition earnout	181,971		2,078			2,078
Shares issued for accrued bonus	30,214		1,751			1,751
Shares acquired and retired, net of costs	(3,304,732)	(2)	(23,099)			(23,101)
Issuance of stock options and RSUs—employees			6,890			6,890
Issuance of stock options and RSUs—non-employees			1,440			1,440
Excess tax benefit (deficit) from stock options exercised and RSU vesting			(1,382)			(1,382)
Change in fair value of derivatives, net of tax				(2,516)		(2,516)

Balance—December 31, 2008	27,590,774	$28	$237,429	$(4,174)	$(103,516)	$129,767

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$9,442	$14,694	$(28,401)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,362	7,899	2,199
Accretion of discounts on marketable securities	(21)	(355)	(635)
Amortization of debt issuance costs	648	395	—
Loss on disposal of fixed assets and other, net	646	199	365
Deferred income taxes (excluding effects of acquisitions)	(1,210)	(6,098)	(3,418)
Change in fair value of redeemable preferred stock conversion feature	—	—	44,184
Non-cash stock compensation expense	8,330	15,030	5,960
Excess tax benefit from exercise of stock options	(234)	(1,625)	(684)
Provision for doubtful accounts	1,127	404	256
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade accounts receivable	371	(8,245)	(2,477)
Prepaid expenses and other assets	(3,420)	(274)	(1,355)
Accounts payable	527	2,701	4,664
Accrued expenses and other liabilities	346	(641)	(1,545)
Accrued payroll and related benefits	1,173	(447)	18

Net cash provided by operating activities	29,087	23,637	19,131

Cash flows from investing activities:
Purchase of marketable securities	(26,390)	(34,221)	(84,823)
Proceeds from maturities of marketable securities	33,755	41,763	47,647
Proceeds from sale of marketable securities	23,303	—	—
Purchase of property and equipment	(4,757)	(4,546)	(2,872)
Cash paid for acquisitions, net	(7,650)	(126,760)	—
Cash and cash equivalents received from acquisitions	—	339	—

Net cash provided by (used in) investing activities	18,261	(123,425)	(40,048)

Cash flows from financing activities:
Repayment of notes payable and debt	(5,400)	(11,366)	(31,004)
Settlement of interest rate swap contracts	(5,331)	—	—
Proceeds from exercise of stock options	559	1,163	404
Excess tax benefit from exercise of stock options	234	1,625	684
Purchase and retirement of common stock shares	(22,206)	—	—
Proceeds from notes payable and debt	—	100,000	7,000
Repayments of lines of credit	—	(1,679)	—
Debt issuance costs	—	(4,500)	—
Proceeds from issuance of common stock, net of issuance costs	—	—	84,724
Dividends paid	—	—	(7,000)

Net cash (used in) provided by financing activities	(32,144)	85,243	54,808

Net increase (decrease) in cash and cash equivalents	15,204	(14,545)	33,891
Cash and cash equivalents—beginning of year	31,956	46,501	12,610

Cash and cash equivalents—end of year	$47,160	$31,956	$46,501

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended December 31,
	2008	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,838	$5,460	$648
Cash paid for income taxes	6,885	13,210	14,119

Non-cash investing and financing activities:
Purchases of equipment included in accounts payable	$271	$176	$78
Earnout liability included in accrued expenses settled in stock	2,078	—	—
Issuance of common stock in connection with settlement of accrued bonuses	2,107	—	—
Accrual for unsettled share repurchases	895	—	—
Acquisition costs included in accrued expenses and accounts payable	—	105	—
Accretion of redeemable preferred stock	—	—	118
Accretion of redeemable common stock	—	—	11,387
Conversion of redeemable convertible preferred stock	—	—	13,274
Conversion of redeemable common stock	—	—	26,743
Termination of preferred stock conversion feature	—	—	89,440
Stock issuance costs paid in 2005 reclassified to additional paid-in capital	—	—	533
Details of American Teleradiology Nighthawks, Inc. Acquisition:
Property and equipment			$106
Goodwill			(3,578)
Deferred income tax liabilities			(39)
Contingently issuable common stock			3,511

Net cash received in acquisition			$—

Details of Teleradiology Diagnostic Service, Inc. Acquisition:
Cash		$79
Receivables		1,316
Other assets		85
Property and equipment		197
Deferred income tax assets		26
Goodwill		16,078
Intangible assets		12,250
Accounts payable and other liabilities		(1,394)
Deferred income tax liabilities		(4,816)
Contingent liability in escrow, paid in 2008		(1,150)

Net cash paid for acquisition		$22,671

Details of The Radlinx Group , LTD. Acquisition:
Cash		$8
Receivables		3,356
Other assets		277
Property and equipment		663
Goodwill		40,450
Intangible assets		19,400
Accounts payable and other liabilities		(2,235)
Deferred income tax liabilities		(3,308)
Debt assumed		(12,545)
Contingent consideration, paid in 2008		(4,925)

Net cash paid for acquisition		$41,141

Details of Midwest Physicians Services, LLC and Emergency Radiology Services, LLC acquisitions:
Cash		$252
Receivables		446
Other assets		111
Property and equipment		1,814
Goodwill		7,054
Intangible assets		57,590
Accounts payable and other liabilities		(987)
Warrants issued		(3,334)

Net cash paid for acquisition		$62,946

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
Net income (loss)	$9,442	$14,694	$(28,401)
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(4,043)	(2,717)	—
Less deferred income taxes	1,527	1,059	—

Net other comprehensive income (loss)	(2,516)	(1,658)	—

Comprehensive income (loss)	$6,926	$13,036	$(28,401)

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, the loss contingency for medical liability claims, reserves for incurred but not reported (“IBNR”) medical liability claims, for determining stock-based compensation, the fair value of interest rate swap contracts and the Company’s business services customers’ expected net collections.

Cash and Cash Equivalents—The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

Trade Accounts Receivable—Trade accounts receivable represent receivables for services and are recorded at the invoiced amount and are non-interest bearing. Company management reviews past due accounts receivable to identify specific customers with known disputes or collectibility issues. As of December 31, 2008 and 2007, the Company had reserved $1.1 million and $0.6 million, respectively, for doubtful accounts based on its estimate of the collectibility of outstanding receivables as of those dates.

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

The cost of computer software developed for internal use is capitalized and accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized costs are amortized based on their expected useful lives.

Medical Liability Insurance—The Company is exposed to various risks of loss related to litigation that may arise related to malpractice and maintains insurance for medical liabilities in amounts considered adequate by Company management. The Company’s claims-made policy provides coverage up to the policy limits for claims filed within the period of the policy term, subject to deductible requirements and coverage limits. Coverage for affiliated radiologists is initiated when they begin providing services on behalf of the Company.

The Company records reserves for both asserted and IBNR amounts. Asserted claims are reserved based upon the Company’s best estimate of future probable costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. The IBNR reserve is intended to cover potential medical claims that might arise related to past medical services performed by the Company’s affiliated radiologists which have not yet been asserted. IBNR amounts are estimated using historical claims information and actuarial-based industry indices.

Operating Leases—The Company leases various office space under operating leases. Certain lease arrangements contain rent escalation clauses for which the lease expense is recognized on a straight-line method over the term of the leases.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets—Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeds the fair values of net identifiable assets on the date of purchase. Goodwill is not subject to amortization; however it is subject to periodic impairment assessments. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) the Company is required to perform at least an annual goodwill impairment test and to consider other indicators that may arise throughout the year to re-evaluate carrying value. To the extent carrying value exceeds fair value at the date impairment is tested, the Company reduces goodwill by recording a charge to operations. The annual impairment test is performed as of October 1 of each year and the conclusion was reached that goodwill was not impaired at October 1, 2008 or 2007. Goodwill impairment tests will continue to be performed at least annually and more frequently if circumstances indicate a possible impairment.

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

Revenue Recognition and Presentation—Service revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Radiological service revenue is recognized in the month when the radiological interpretation is complete and delivered to the customer. Business service revenue is recognized in the period the service is provided.

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

Stock-Based Compensation—The Company records stock-based compensation expense in connection with any grant of stock options or restricted stock units to affiliated radiologists. The Company follows the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123 (R)”). As a result, the Company calculates the stock-based compensation expense associated with the issuance of stock-based compensation to affiliated radiologists in accordance with SFAS 123 (R), and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). The Company calculates the stock-based compensation expense related to the issuance of common stock or restricted stock units to affiliated radiologists based on the fair value of common stock at the date the shares or restricted stock units were earned. Stock-based compensation related to affiliated radiologists is included in professional services expenses.

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

Earnings Per Common Share—Basic earnings per common share is calculated based on the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per common share are based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are anti-dilutive and are, therefore, excluded from the earnings per common share computations. Earnings per common share are computed separately for each period presented.

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash, cash equivalents and marketable securities with high quality credit institutions. As of December 31, 2008 and 2007, a total of $7.5 million and $12.0 million, respectively, of cash and cash equivalents exceeded federal government insured amounts. None of our customers represent more than 10% of our annual revenue.

Fair Value of Financial Instruments—The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, marketable securities, accounts receivable and current liabilities approximate their fair value because of their short duration. See also Note 13 for fair value disclosure.

Derivative Financial Instruments—Accounting for derivative instruments and hedging activities requires the Company to recognize all derivatives on the consolidated balance sheet at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If the derivative is a qualifying cash flow hedge, changes in its fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The Company does not generally engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.

The Company formally documents hedging instruments, as well as its risk management objective and strategy for undertaking hedged items. This process includes linking all derivatives that are cash flow hedges to forecasted payments. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. If it is determined that a derivative is not highly effective, the Company discontinues hedge accounting prospectively for that specific hedge instrument and the ineffective portion is recognized in earnings.

Recently Issued Accounting Standards—In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP SFAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP SFAS 142-3 will be effective for the Company on January 1, 2009. Earlier adoption is not permitted. The Company does not expect the adoption of FSP SFAS 142-3 to have a significant impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) which amends and expands the disclosure requirements of SFAS No. 133. SFAS 161 will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 161 to its financial statement footnotes.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value according to accounting principles generally accepted in the United States of America, and expands disclosure requirements regarding fair value measurements. SFAS 157 emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. The provisions of SFAS 157 were effective for fiscal years beginning after November 15, 2007. The Company adopted this new accounting pronouncement as of January 1, 2008 and the impact of adoption was not significant. See Note 13 for disclosures regarding fair value measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for the Company on January 1, 2008. The Company has assessed this option and elected not to measure any existing financial instruments at fair value.

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

In connection with its acquisition of ERS, the Company (through ERS) entered into a professional services agreement with SPR pursuant to which ERS engaged SPR to perform radiology interpretations for the customers of ERS. Prior to January 1, 2008, pursuant to the terms of the professional services agreement, SPR received compensation for those reads by billing the patients and their related third party payors. As a result, the Company only received revenue for such services to its customers solely through the administrative services provided to SPR through the Company’s administrative services agreement with SPR. Effective January 1, 2008, in order to achieve consistency with how the Company records professional services revenue and the associated cost of professional services with its contracted radiology providers, the Company and SPR amended the professional services agreement to provide for direct payment by ERS to SPR for the professional services rendered by SPR. ERS began recording fully the associated services revenue from such customer contracts.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The following table presents the allocation of the purchase price to the acquired assets and liabilities

(In thousands)
Current assets	$810
Fixed assets	1,814
Intangible assets	57,590
Goodwill	6,933

Assets acquired	67,147

Current liabilities	555
Long-term liabilities	311

Liabilities assumed	866

Purchase price	$66,281

The Company recorded the assets acquired and liabilities assumed in the acquisition of MPS and ERS based on their estimated fair values on the acquisition date. Goodwill of $6.9 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, will not be amortized, consistent with the guidance in SFAS 142. The total goodwill balance is deductible for tax purposes over 15 years. The results of operations of MPS and ERS have been included in the Company’s consolidated statements of operations and cash flows starting on July 17, 2007.

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

TELERADIOLOGY DIAGNOSTIC SERVICE, INC.

On February 9, 2007, the Company acquired all of the outstanding capital stock of Teleradiology Diagnostic Service, Inc. (“TDS”), for $23.8 million in cash, including certain costs associated with the acquisition. Of the $23.8 million paid, $1.2 million was held by the Company as escrow to secure the indemnification obligations of TDS under the terms of the acquisition agreement and then released to the former owners of TDS in the third quarter of 2008, the 18 month anniversary of the acquisition.

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

AMERICAN TELERADIOLOGY NIGHTHAWKS, INC.

On September 30, 2005, the Company acquired American Teleradiology Nighthawks, Inc. (“ATN”). The acquisition of ATN was considered by the Company as an acquisition of two distinct businesses: (i) an off-hours teleradiology business that was supplemental to the Company’s off-hours business and (ii) a nascent hospital business that focused on partnering with radiologists in order to supplement the services they provide to their hospitals. The acquisition agreement provided that if the hospital business proved to be profitable as established under the terms of the agreement in the 18 months following the acquisition, additional shares of Company common stock would be issued. During the quarter ended March 31, 2007, the Company determined that the hospital business did not meet the profitability metrics set forth in the acquisition agreement and that no amount was earned as contingent consideration. This contingent consideration amount is currently subject to dispute. Although the Company does not believe that additional shares will be issued, the contingent consideration ultimately due is subject to resolution of this dispute by the parties. On March 4, 2008, 181,971 shares of common stock were issued as consideration to stockholders of ATN as of the acquisition date for the off-hours business. The additional consideration was calculated in accordance with the provisions of the purchase agreement,

3. MARKETABLE SECURITIES

Marketable securities include various available-for-sale securities. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Gross unrealized gains and losses on marketable securities were not significant at December 31, 2007. During 2008, all marketable securities were sold and the proceeds reinvested in short-term money market funds as a conservative measure against the unfavorable conditions in the credit market and to better ensure access and recoverability.

Below are the Company’s marketable securities at fair value:

	December 31, 2008	December 31, 2007
	(In thousands)
Due in one year or less:
U.S. Government and Federal Agency securities	$—	$13,430
Municipal securities	—	17,195
Due after three years:
Municipal securities	—	—

Total marketable securities	$—	$30,625

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

		2008			2007
	Estimated Useful Life	Historical Amount	Accumulated Amortization	Net Amount	Historical Amount	Accumulated Amortization	Net Amount
		(In thousands)
Customer lists and relationships	6-10 years	$30,770	$6,368	$24,402	$30,770	$3,156	$27,614
Tradename and trademarks	5 years	2,820	1,143	1,677	2,820	510	2,310
Customer contracts	1-20 years	57,180	4,169	53,011	57,280	1,410	55,870
Noncompete agreements	2-5 years	1,880	1,354	526	2,090	751	1,339

		$92,650	$13,034	$79,616	$92,960	$5,827	$87,133

Amortization expense was $7.5 million, $5.0 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Estimated Amortization Expense:	Amount
Year ending December 31, 2009	$7,064
Year ending December 31, 2010	6,687
Year ending December 31, 2011	6,452
Year ending December 31, 2012	5,879
Year ending December 31, 2013	5,748
Thereafter	47,786

Total	$79,616

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2008	2007
	(in thousands)
Computers, diagnostic workstations, and telecommunications systems	$7,544	$7,274
Office furniture and equipment	1,861	1,550
Software	6,695	4,882
Leasehold improvements	3,178	2,810

	19,278	16,516
Less accumulated depreciation	(8,750)	(5,961)

	$10,528	$10,555

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $3.8 million, $2.9 million and $1.7 million, respectively.

6. LONG-TERM DEBT

On February 14, 2006, the Company repaid in full the debt and interest outstanding with Comerica Bank in the amount of $30.1 million with proceeds from the Company’s initial public offering. Subsequent to repaying this outstanding debt, the Company terminated its term and revolving loan facilities with Comerica Bank.

On April 5, 2007, the Company entered into a credit agreement with Morgan Stanley Senior Funding (“Credit Agreement”) relating to a term loan in an amount of $53.0 million, with an option for the Company to request that the lenders advance up to an additional $97.0 million in term loans for a total credit facility of up to $150.0 million (“Credit Facility”). The Company used proceeds from the Credit Facility to fund the acquisition of Radlinx. On July 10, 2007, the Company drew down an additional $47.0 million to help fund the acquisitions of MPS and ERS. Immediately subsequent to this draw, the Company converted the Credit Agreement into a fully syndicated term loan (“Term Loan”)

Interest under the Term Loan is based, at the option of the Company, on either: (i) a floating per annum rate based on prime rate plus 1.50% or (ii) a floating per annum rate (based upon one, two, three or six-month interest periods) based on LIBOR plus a margin of 2.50% (3.96% at December 31, 2008). The Company entered into two interest rate swap contracts during 2007. These swap contracts, while in effect, maintained an effective rate of approximately 7.40%. On December 31, 2008, the Company settled these two contracts for a cash payment of $5.3 million. Simultaneously, the Company entered into five new interest rate swap contracts with a combined notional amount of $93.5 million which, while in place will maintain an effective rate of approximately 4.95%. The Term Loan will be repaid in quarterly installments of $0.2 million with the projected remaining balance of $89.1 million payable on the maturity date of July 10, 2014.

The Term Loan contains customary covenants, restrictions and is guaranteed by certain of the Company’s wholly owned operating subsidiaries, including NightHawk Radiology Services, LLC, the Company’s primary operating entity, and is collateralized by substantially all of the Company’s assets. The Term loan is also subject to mandatory prepayment under certain circumstances, including in connection with the Company’s receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events and from the Company’s excess cash flow. The term loan may be voluntarily prepaid without premium or penalty. On December 31, 2008, the Company made a voluntary prepayment of $4.4 million bringing the total outstanding borrowings to $94.1 million.

As of December 31, 2008, the fair value of long-term debt, including the current portion, is estimated to be approximately $73.4 million.

7. COMMITMENTS AND CONTINGENCIES

Leases—The Company has operating leases expiring at various future dates for offices around the world. Total rent expense was $2.2 million, $1.9 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The following is a schedule of approximate minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2008:

(In thousands)
2009	$2,340
2010	1,802
2011	1,632
2012	1,299
2013	1,047
Thereafter	3,473

$11,593

Licenses—In the fourth quarter of 2008, we entered into a term software license agreement pursuant to which we may, if we elect to continue to use the software, spend approximately $8.4 million over the next 4 years. Pursuant to the terms of the agreement, if we elect not to use the software in 2009 or in any year thereafter, our obligations to pay continued license fees shall cease.

Letters of Credit—The Company maintains various letters of credit associated with its office leases and malpractice insurance. Letters of credit amounted to $0.6 million as of December 31, 2008 and 2007.

Litigation—From time to time, the Company is involved in litigation in the normal course of business. After consultation with legal counsel, management has concluded that as of December 31, 2008 and 2007 the Company has no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

The Company records reserves for both reported and IBNR amounts. Reported amounts are reserved based upon the Company’s best estimate of future probable costs and totaled $0.4 million and $0.5 million at December 31, 2008 and 2007, respectively. The Company also accrues IBNR amounts using actuarial calculations, models and assumptions based on historical claims experience and industry indices. In 2006, the Company recorded a $2.0 million reserve that was intended to cover potential medical claims that might arise related to all of the radiological interpretations performed by the Company’s affiliated radiologists since inception. During 2008 and 2007, the Company recorded an additional $0.7 million and $1.0 million, respectively, for estimated IBNR amounts based on increased volumes. IBNR amounts, recorded as professional liability reserve on the balance sheet at December 31, 2008 and 2007 totaled $3.7 million and $3.0 million, respectively.

8. STOCK COMPENSATION

Share Based Award Plans.    The Company has two stock-based award plans, the 2004 Stock Plan (the “2004 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). In February 2006, all shares available for grant under the 2004 Plan were rolled over and became available for grant under the 2006 Plan. In addition, on the first day of each fiscal year beginning in 2007, the number of shares available for issuance under the 2006 Plan may be increased by an amount equal to the lesser of (i) 3% of the outstanding shares of the Company’s common stock on the first day of the fiscal year, and (ii) such other amount as the Company’s Board of Directors may determine. As of December 31, 2008 and 2007, the Company had an aggregate of 4,298,397 and 4,742,746 shares of its common stock reserved for issuance under the 2004 Plan and 2006 Plan. Of these shares, 107,272 and 81,592 shares were available for future grants and 4,191,125 and 3,751,784 shares were subject to outstanding stock awards as of December 31, 2008 and 2007, respectively.

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

In accordance with EITF 96-18, because the Company’s affiliated radiologists are independent contractors, the Company calculates the fair value of the stock-based compensation expense in each period. The expense amount is determined by calculating the fair value of the shares earned in each period and recording that amount as expense during such period. If the price of the Company’s common stock increases over a given period, this accounting treatment results in compensation expense that exceeds the expense the Company would have recorded if these individuals were employees. Stock-based compensation to the Company’s affiliated radiologists is included in professional services expense.

A summary of the Company’s stock-based award activity for employees and non-employees under the 2004 and 2006 plans are as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2008	3,497,210	$14.85
Granted	1,280,315	7.73
Exercised	(228,023)	2.45
Cancelled	(898,732)	17.38

Outstanding as of December 31, 2008	3,650,770	$12.27	8.10	$1,938

Exercisable as of December 31, 2008	1,487,685	$12.34	7.09	$1,610
Vested and expected to vest as of December 31, 2008	3,553,498	$12.31	8.01	$1,921

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options. The weighted-average grant date fair value of stock options granted, the total intrinsic value of options exercised and the fair value of shares that have vested during each of the past three years is as follows:

	Years Ended December 31,
	2008	2007	2006
Weighted-average grant date fair value	$3.24	$7.16	$8.39
Intrinsic value of exercised options (in thousands)	1,671	6,094	2,180
Fair value of shares vested (in thousands)	5,713	877	407

During the year ended December 31, 2008, options to purchase 228,023 shares of common stock were exercised for proceeds of $0.6 million. During the year ended December 31, 2007, options to purchase 343,531 shares of common stock were exercised for proceeds of $1.2 million.

A reconciliation of the non-vested options as of December 31, 2008, and changes during the year then ended is as follows:

Outstanding Non-Vested Stock Options	Number of Stock Options	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2008	2,819,178	$6.43
Granted	1,280,315	3.24
Vested	(1,037,676)	5.51
Cancelled	(898,732)	6.43

Outstanding as of December 31, 2008	2,163,085	$4.87

Activity related to the Company’s restricted stock unit awards is as follows:

Restricted Stock Unit Awards	Number of Awards	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2008	254,574	$21.03
Granted	530,421	10.75
Vested (1)	(216,326)	9.02
Cancelled	(28,314)	20.51

Outstanding as of December 31,2008	540,355	$13.72	1.78	$2,626

Vested and expected to vest as of December 31, 2008	496,200	$13.72	1.77	$2,412

(1)	The number of restricted stock unit awards vested includes shares withheld on behalf of employees to satisfy the statutory tax withholding requirements.

As of December 31, 2008, the total remaining unrecognized compensation cost related to unvested stock-based employee/director arrangements, net of an estimated forfeiture rate of 8.9%, was $4.8 million and is expected to be recognized over a weighted average period of 1.07 years.

Recognition of compensation expense.    Stock-based compensation expense, along with the related income tax benefit, for each of the past three years was approximately as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Stock-based compensation expense recognized	$8,330	$15,030	$5,960
Income tax benefit recognized	(3,187)	(5,862)	(2,316)

After-tax stock-based compensation expense	$5,143	$9,168	$3,644

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

The weighted average fair values of stock-based arrangements on the date of grant and the assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Dividend yield	—	—	—
Expected volatility	50%	36%	39%
Risk-free interest rates	2.40%	4.60%	4.84%
Expected term for employees (years)	4.2	4.1	4.7
Expected/remaining term for non-employee (years)	10	10	10

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

Performance Bonuses.    In connection with the employment agreements with key executives, the Company may pay to each executive an annual performance bonus, in cash and/or restricted stock of the Company, as determined by the Compensation Committee at its sole discretion. At December 31, 2007, $1.6 million was accrued for performance bonuses that were paid in restricted stock unit awards and was expensed as stock compensation expense in 2007. No performance bonuses to be paid in restricted stock unit awards were accrued at December 31, 2008.

9. EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net income (loss) available in basic calculation	$9,442,000	$14,694,000	$(28,519,000)
Plus: Income impact of assumed conversions of preferred stock dividends	—	—	(b)

Income (loss) available to common stockholders plus assumed conversions	$9,442,000	$14,694,000	$(28,519,000)

Denominator:
Weighted-average common shares outstanding—basic	29,482,536	30,083,080	28,528,079
Effect of dilutive stock options, restricted stock units, and warrants	1,048,221	817,356	(a)
Effect of convertible preferred stock	—	—	(b)
Effect of contingently issuable shares	31,185	183,535	(c)

Weighted average common shares outstanding—dilutive	30,561,942	31,083,971	28,528,079

Earnings (loss) per common share—basic	$0.32	$0.49	$(1.00)
Earnings (loss) per common share—diluted	0.31	0.47	(1.00)

Anti-dilutive shares excluded from calculation	2,913,752	1,652,514	1,577,486

(a)	The effects of the shares which would be issued upon exercise of these options and restricted stock units have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.
(b)	The income impact of assumed conversions of the preferred stock dividends and the effect of the convertible preferred stock in the denominator are anti-dilutive.
(c)	The effects of the shares which would be issued upon finalization of the Company’s ATN purchase have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.

10. INCOME TAXES

On February 9, 2007, the Company entered into a share purchase agreement with TDS, each of the shareholders of TDS and certain other related parties, pursuant to which the Company acquired all of the outstanding stock of TDS. The acquisition was a share purchase with the assets of TDS retaining their historical tax basis. In accordance with SFAS 109, deferred assets and liabilities are recognized for temporary differences between the assigned values and the tax bases of the assets and liabilities recognized in a business combination. The effect of recognizing these deferred items was a net deferred tax liability of $4.8 million and is included in the business combination at February 9, 2007

On April 5, 2007, the Company completed the acquisition of all of the outstanding equity interests of Radlinx. Radlinx is a domestic limited partnership organized under the laws of the State of Texas. Certain of the acquired partnership interests were subject to a step-up in the tax basis of the underlying assets acquired, pursuant to Section 743(b) of the Internal Revenue Code of 1986, as amended. The remaining partnership interests were obtained by purchasing the shares of corporate partners. The underlying assets of such acquired interests retain their historical tax basis. In accordance with SFAS 109, deferred assets and liabilities are recognized for temporary differences between the assigned values and the tax bases of the assets and liabilities recognized in a business combination. The effect of recognizing these deferred items was a net deferred tax liability of $3.3 million and is included in the business combination at April 5, 2007.

On July 16, 2007, the Company acquired all of the outstanding equity interests of MPS and ERS from SPR Holdings. MPS and ERS are single member limited liability companies organized under the laws of the State of Minnesota. Single member limited liability companies are disregarded for tax purposes. Accordingly, the purchase was treated as an asset purchase, with no material differences between the assigned values and the tax bases of the acquired assets and liabilities.

Deferred income taxes are recognized for temporary differences between the financial statements and tax basis of assets and liabilities using presently enacted tax rates and laws.

Deferred tax assets and liabilities consist of the following:

	December 31,
	2008	2007	2006
	(In thousands)
Deferred tax assets:
Accrued compensation and employee benefits	$8,666	$8,222	$3,081
Professional liability reserve	1,586	1,364	1,051
Fair value of derivatives	2,586	1,060	—
Liability for unrecognized state tax benefits	686	—	—
Allowance for doubtful accounts	478	254	157
Deferred rent	230	221	60
Other, net	173	11	12

Total deferred tax assets	14,405	11,132	4,361

Deferred tax liabilities:
Basis difference in intangible assets	7,613	7,866	567
Basis difference in property and equipment	1,146	695	474
Effect of change from cash to accrual accounting for tax	—	359	338
Prepaid expenses	709	306	135

Total deferred tax liabilities	9,468	9,226	1,514

Net deferred tax assets	$4,937	$1,906	$2,847

Income tax expense consists of the following:

(In thousands)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Current:
Federal	$5,611	$12,091	$11,182
State	402	2,235	2,049
Foreign	454	387	235

Total current	6,467	14,713	13,466
Deferred:
Federal	(1,141)	(5,473)	(3,074)
State	(69)	(625)	(344)

Total deferred	(1,210)	(6,098)	(3,418)

Total income tax expense	$5,257	$8,615	$10,048

The reconciliation between the federal statutory tax rate and the Company’s effective tax rate is as follows:

(In thousands)	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006

Computed federal income tax expense (benefit) at the statutory rate	$5,144	35.0%	$8,158	35.0%	$(6,424)	35.0%
State income taxes, net of federal income tax benefit	217	1.5%	828	3.6%	987	(5.4)%
Change in fair market value of redeemable preferred stock conversion feature	—	0.0%	—	0.0%	15,464	(84.2)%
Other, net	(104)	(0.7)%	(371)	(1.6)%	21	(0.1)%

	$5,257	35.8%	$8,615	37.0%	$10,048	(54.7)%

The components of the reconciliation between the federal statutory rate and the Company’s effective tax rate are shown net of the effect of uncertain tax positions.

For the years ended December 31, 2008 and 2007, income considered to be permanently reinvested in non-U.S. subsidiaries totaled $0.5 million and $0.3 million, respectively. Deferred U.S. income taxes have not been provided on this income, as the Company does not plan to initiate any action that would require the payment of U.S. income. It is not practical to estimate the amount of additional tax that might be payable on this undistributed foreign income.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, the Company recorded $0.7 million of unrecognized tax benefits. Final recognition of those benefits would result in corresponding unrecognized tax obligations of $0.6 million. Accordingly, the net impact on retained earnings for the cumulative effect of adopting FIN 48 was $0.1 million. The Company recorded an additional $2.2 million and $44,400 of net unrecognized tax benefits in the years ended December 31, 2008 and 2007, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31, 2008	Year ended December 31, 2007
	(In thousands)
Unrecognized tax benefits at beginning of year	$104	$60
Gross increases— prior year tax positions	96	—
Gross decreases—prior year tax positions	—	(33)
Gross increases—current year tax positions	2,034	77
Lapse of statute of limitations	93	—

Unrecognized tax benefits at end of year	$2,327	$104

Of the balance of unrecognized tax benefits at December 31, 2008, $2.0 million relates to positions taken with regard to certain state income tax filings. A corresponding deferred tax asset in the amount of $0.7 million has been established for the related federal tax benefit. Of the $2.3 million unrecognized income tax benefits at December 31, 2008, $1.6 million would affect the Company’s effective tax rate if recognized. The Company does not anticipate a material change to the total amount of unrecognized tax benefits within the next twelve months.

Interest and penalties related to income tax liabilities are included in Other Expense. As a result of the implementation of FIN 48, the Company recorded a cumulative effect adjustment to retained earnings of $6,700 for accrued interest and $68,200 for penalties on unrecognized tax benefits. During the years ended December 31, 2008 and 2007, the Company recorded $33,300 and $6,800 of additional interest, respectively, and $8,800 and $71,300 of additional penalties, respectively, on unrecognized tax benefits.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The 2005 through 2008 tax years remain subject to examination at December 31, 2008. The Company’s consolidated Federal tax return for the year ended December 31, 2006 is currently under examination. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns, however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. No significant state tax returns nor any foreign tax returns are currently under examination. At December 31, 2008 and 2007, the Company had no net operating loss or credit carry forwards.

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

On February 9, 2006, the Company completed an initial public offering (“IPO”) of 5.8 million shares of its common stock, from which the Company received net proceeds of $86.3 million (after deducting the underwriting discounts and commissions). The Company had incurred $2.1 million in stock issuance costs. Subsequent to the IPO, these costs were charged against additional paid in capital on the consolidated balance sheet. In addition, at the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into common stock and, as a result, the Company did not record any additional charge associated with the change in fair value of the conversion feature of the redeemable convertible preferred stock after such date. Prior to the IPO, this redeemable convertible preferred stock was classified as mezzanine equity on the consolidated balance sheet and the fair value of the related conversion feature was classified as a liability on the consolidated balance sheet. Also as a result of the conversion of all outstanding shares of redeemable convertible preferred stock into shares of common stock, all rights of the holders of such shares to receive accrued dividends or to exercise redemption rights terminated. As a result, the accretion relating to the Company’s redeemable convertible preferred stock also terminated.

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

On May 7, 2008, the Company announced that the Board of Directors had authorized a tender offer to purchase shares of its common stock not to exceed an aggregate purchase price of $50.0 million. The tender offer commenced on May 14, 2008 and settled on June 19, 2008 with the Company purchasing and retiring 2.2 million shares at a cost of $18.6 million, including expenses.

In December 2008 the Company initiated a program previously approved by the board of directors to repurchase up to $10.0 million in shares of Company common stock. As of December 31, 2008, the Company had purchased and retired 1.1 million shares at a cost of $4.5 million pursuant to such program. The remaining $5.5 million authorized to be repurchased under the program was purchased in January 2009 and resulted in the retirement of another 1.1 million shares. All shares were repurchased in the open market at the discretion of the Company.

Redeemable Common Stock—At any time subsequent to March 31, 2006, three of the Company’s common stockholders who are also executives of the Company could require the Company to repurchase up to 1,671,429 shares of common stock. The repurchase price was the estimated market value of the common stock at the date of repurchase. Each of the stockholders could require a redemption one time only. This redeemable common stock was classified as mezzanine equity on the consolidated balance sheet and periodic accretions were recorded such that the recorded value was equal to the redemption value at each balance sheet date. This redemption right expired upon completion of the IPO. On the date of issuance, March 31, 2004, the estimated fair value of the redeemable common stock was approximately $1.3 million which was recorded as mezzanine equity. The Company accreted the carrying value of such stock to its redemption value for each reporting period until expiration in 2006.

Dividends—In September 2005, the Company’s Board of Directors declared two special dividends. The first dividend was $13.0 million or $0.549 per share for each share of common stock and preferred stock outstanding as of September 9, 2005, the record date. This dividend was distributed to the Company’s stockholders in September 2005 and was funded by a term loan facility from Comerica Bank (see Note 6). The second dividend was paid on February 9, 2006, when the Company borrowed an additional $7.0 million under its term loan facility and distributed the full amount as a special dividend to the holders of common stock and then-outstanding redeemable convertible preferred stock.

Except for the special distributions noted above, the Company has never declared or paid any cash dividend in 2008, 2007, or 2006.

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the consolidated balance sheet at fair value. The Company designates at inception whether the derivative contract is considered hedging or non-hedging in accordance with SFAS 133.

During the year ended December 31, 2007, the Company entered into two interest rate swap contracts with a combined notional amount of $100.0 million in connection with its outstanding debt. The contracts were to expire on September 30, 2009 and 2010, respectively. These contracts, while in effect, maintained an effective interest rate of approximately 7.40%.

In December 2008, the Company settled the two interest rate swap contracts entered into during 2007 resulting in a cash payment of $5.3 million. The pre-tax net unrealized loss within accumulated other comprehensive income associated with the cancelled interest rate swap contracts of $5.3 million will be amortized to interest expense over the original lives of the contracts. The cancelled swaps were replaced with five interest rate swaps with a combined notional amount of $93.5 million. All contracts expire on June 30, 2014 and, while in effect, maintain an effective interest rate on the Company’s outstanding debt of approximately 4.95%.

The contracts are in place to maintain compliance with debt requirements and to protect the Company against changes in the interest payments associated with its variable-rate long-term debt, and therefore are considered cash flow hedges. As a result, as long as the swap is deemed highly effective, changes in the fair value of the swaps are recorded as either an asset (a gain position), or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of shareholders’ equity. For the year ended December 31, 2008 and 2007 the amount of hedge ineffectiveness was immaterial.

At December 31, 2008 and December 31, 2007, the fair value of the open interest rate swap contracts resulted in net unrealized losses of $1.4 million and $2.7 million, respectively.

13. FAIR VALUE MEASUREMENTS

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

The inputs used to determine the fair value of the Company’s interest rate swaps based on the fair value hierarchy described above are regarded as Level 2. As discussed in Note 6 above, the Company’s interest rate swap is based on a LIBOR rate. Fair value for the interest rate swap is based on a model-derived valuation using the LIBOR rate, which is observable at commonly quoted intervals for the full term of the swap.

The Company does not have any financial assets or liabilities measured using Level 3 inputs of the fair value hierarchy.

The fair value of money market funds using Level 1 inputs on a recurring basis as of December 31, 2008 was $35.3 million. The fair value of the interest rate swap contracts using Level 2 inputs on a recurring basis as of December 31, 2008 was a liability of $1.4 million.

14. RESTRUCTURING CHARGE

During the year ended December 31, 2008, the Company recorded a pre-tax charge of $0.7 million in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The charge was comprised of (i) $0.5 million pertaining to vacated leased facilities, principally those located in Ann Arbor, Michigan and Coeur d’Alene, Idaho and (ii) fixed asset impairment charges of $0.2 million for leasehold improvements and furniture and fixtures within the vacated leased facilities that no longer have value to the Company. The accrual related to vacated facilities is calculated net of any estimated sublease income which is estimated based on current market quotes for similar properties. If the Company is unable to sublet the vacated properties on a timely basis or is forced to sublet them at lower rates due to changes in market conditions, the Company will adjust the accruals accordingly. The charge was recognized in sales, general, and administrative expense. The Company made cash payments and non-cash adjustments to the reserve of $0.3 million. The reserve amount at December 31, 2008 totaled $0.4 million.

15. QUARTERLY OPERATING RESULTS (unaudited)

The unaudited operating results for the Company by quarter for 2008 and 2007 are as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2008
Operating Revenues	$41,688	$42,758	$43,441	$39,720
Operating Income	2,853	6,300	6,905	5,572
Net Income	731	2,771	3,283	2,657
Earnings Per Share (Basic):	0.02	0.09	0.11	0.09
Earnings Per Share (Diluted):	0.02	0.09	0.11	0.09

2007
Operating Revenues	$25,882	$37,923	$45,151	$42,706
Operating Income	6,194	6,086	7,720	6,127
Net Income	4,332	3,514	3,788	3,060
Earnings Per Share (Basic):	0.14	0.12	0.13	0.10
Earnings Per Share (Diluted):	0.14	0.11	0.12	0.10

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended December 31, 2008 and 2007, there were no changes in, or disagreements with, accountants on accounting and financial disclosure matters.

ITEM 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NightHawk Radiology Holdings, Inc.

Coeur d’Alene, ID

We have audited the internal control over financial reporting of NightHawk Radiology Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 18, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boise, ID

February 18, 2009

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2008:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities)
Equity compensation plans approved by security holders	944,084	$4.16	—
Equity compensation plans not approved by security holders (1)	3,247,041	15.10	107,272

Total	4,191,125	$12.27	107,272

(1)	The 2004 Stock Plan permits only grants of nonstatutory stock options and therefore did not require stockholder approval. We did obtain the requisite consent from certain stockholders for the adoption of the 2004 Stock Plan pursuant to a contractual obligation.
(2)	The weighted-average exercise price does not take in to account the shares issuable upon vesting of outstanding restricted stock unit awards, which have no exercise price.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 44 of this report.

2)	Financial Statement Schedule: Schedule II—Consolidated Valuation and Qualifying Accounts

Financial statement schedules not listed above are omitted because they are not required or are not applicable, or the required information is presented in the financial statements including the notes thereto. Captions and column headings have been omitted where not applicable.

NightHawk Radiology Holdings, Inc.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2006	311,681	468,407	400,493	379,595
Year ended December 31, 2007	379,595	378,687	156,436	601,846
Year ended December 31, 2008	601,846	1,301,827	753,944	1,149,729

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Allowance for Sales Credits
Year ended December 31, 2006	40,000	0	15,000	25,000
Year ended December 31, 2007	25,000	25,000	0	50,000
Year ended December 31, 2008	50,000	50,000	0	100,000

3)	Exhibits are incorporated herein by reference or are filed with this report as set forth below:

The exhibits to this report are listed in the Exhibit Index set forth below.

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Form of Amended and Restated Certificate of Incorporation of the registrant.

3.2(1)	Form of Amended and Restated Bylaws of the registrant.

4.1(2)	Form of registrant’s common stock certificate.

4.2(1)	Registration Agreement, dated March 31, 2004, between the registrant and certain holders of the registrant’s common stock as named therein.

10.1(1)	Form of Indemnification Agreement to be entered into between the registrant and its directors and officers.

10.2(1)*	2004 Stock Plan.

10.3(1)*	Form of Stock Option Agreement under the 2004 Stock Plan.

10.4(2)*	2006 Equity Incentive Plan.

10.5(2)*	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.

10.6(1)	Sublease Agreement, dated October 14, 2003, among Nighthawk Radiology Services, LLC, Commonwealth Funds Management Limited and BT Funds Management Limited for property in Sydney, Australia.

10.7(1)	Sublease Agreement, dated October 1, 2004, among Nighthawk Radiology Services, LLC, Commonwealth Custodial Services Limited, Commonwealth Funds Management Limited and Investa Properties Limited for property in Sydney, Australia.

10.8(1)	Lease Agreement, dated September 1, 2004, between NightHawk Radiology AG and PSP Real Estate for property in Zurich, Switzerland.

10.9(1)	Agreement and Plan of Merger and Reorganization, dated September 30, 2005, among the registrant, ATN Merger Sub, Inc. and American Teleradiology Nighthawks, Inc.

10.10(4)	Lease Agreement, dated October 18, 2005, between Nighthawk Radiology Services, LLC and Miller Stauffer Properties, L.L.C. for property in Coeur d’Alene, Idaho.

10.11(5)	Business Lease, dated December 1, 2005, between Nighthawk Services GmbH and PSP Management AG for property in Zurich, Switzerland.

10.12(6)	Building Lease, dated May 12, 2006, between Nighthawk Radiology Services, LLC and WT 215 North Water, LLC for property in Milwaukee, Wisconsin.

10.13(9)	Office Lease, dated November 20, 2006, between NightHawk Radiology Services, LLC and Quatro Investments.

10.14(11)	Office Lease, dated January 5, 2007, between NightHawk Radiology Services, LLC and Four Embarcadero Center Venture.

10.15(12)*	Board of Directors Compensation Policy, dated February 14, 2007.

10.16(13)	Membership Interest Purchase Agreement dated July 16, 2007 between the Company, SPR Holdings II, LLC, Midwest Physicians Services, LLC, and Emergency Radiology Services, LLC.

10.17(14)	Amended and Restated Credit Agreement dated July 10, 2007 between the Company, Morgan Stanley Senior Funding, Inc. and the Lenders thereto.

10.18(14)	Amended and Restated Guaranty and Collateral Agreement dated July 10, 2007 between the Company and Morgan Stanley & Co. Incorporated, as Collateral Agent.

Exhibit Number	Description
10.19(14)**	Administrative Support Services Agreement dated July 16, 2007 between Midwest Physician Services, LLC (a wholly-owned subsidiary of the Company) and St. Paul Radiology P.A.

10.20(14)**	Administrative Support Services Agreement dated July 16, 2007 between Midwest Physician Services, LLC (a wholly-owned subsidiary of the Company) and Midwest Radiology, LLC.

10.21(15)*	Employment Agreement, dated February 19, 2008, between the Company and Tim Murnane.

10.22(16)*	Employment Agreement, dated May 16, 2008, between the Company and David Sankaran.

10.23(17)*	Transition and Separation Agreement, dated November 14, 2008, between the Company and Paul Berger, M.D.

10.24(17)*	Transition and Separation Agreement, dated November 14, 2008, between the Company and Jon D. Berger.

10.25(18)*	Employment Agreement, dated December 23, 2008, between the Company and David Engert.

10.26*	Amended and Restated employment agreement, dated December 31, 2008, between the Company and Tim Murnane.

10.27*	Amended and Restated employment agreement, dated December 31, 2008, between the Company and David Sankaran.

10.28(19)	Registration Rights Agreement, dated January 6, 2009, between the Company and Dr. Paul Berger, M.D. and Mr. Jon Berger.

21.1(20)	Subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (contained on the signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on October 5, 2005, as amended.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on January 24, 2006, as amended.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on November 25, 2005, as amended.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on November 8, 2005, as amended.
(5)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on December 22, 2005, as amended.
(6)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on May 15, 2006.
(7)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on June 26, 2006.
(8)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on October 27, 2006.
(9)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on November 24, 2006.

(10)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on January 11, 2007.
(11)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on January 11, 2007.
(12)	Incorporated by reference to the Registration Statement on Form 10-K (No. 000-51786) filed by the registrant on March 6, 2007.
(13)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on July 17, 2007.
(14)	Incorporated by reference to the Registration Statement on Form 10-Q (No. 000-51786) filed by the registrant on August 1, 2007.
(15)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on February 25, 2008.
(16)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on May 19, 2008.
(17)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on November 17, 2008.
(18)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on December 24, 2008.
(19)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on January 8, 2009.
(20)	Incorporated by reference to the Annual Report on Form 10-K (No. 000-51786) filed by the registrant on February 19, 2008.
*	Indicates a management contract or compensatory plan or arrangement.
**	Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

By:	/s/ DAVID M. ENGERT
David M. Engert President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David M. Sankaran and Paul E. Cartee and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. ENGERT David M. Engert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2009

/s/ DAVID M. SANKARAN David M. Sankaran	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2009

/s/ PAUL E. BERGER, M.D. Paul E. Berger, M.D.	Director	February 19, 2009

/s/ DAVID J. BROPHY, PH.D. David J. Brophy, Ph.D.	Director	February 19, 2009

/s/ PETER Y. CHUNG Peter Y. Chung	Director	February 19, 2009

/s/ CHARLES R. BLAND	Director	February 19, 2009
Charles R. Bland