Form 10-Q
period 2009-03-31
NightHawk Radiology Holdings Inc
filed 2009-05-01
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51786

NightHawk Radiology Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0722777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Front Avenue, #502, Cœur d’Alene, Idaho	83814
(Address of principal executive offices)	(Zip code)

(208) 676-8321

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 17, 2009, 26,482,985 shares of the Registrant’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share data)

	Three Months Ended March 31,
	2009	2008
Service revenue	$38,798	$41,688
Operating costs and expenses:
Professional services	16,656	17,867
Sales, general, and administrative	14,734	18,170
Depreciation and amortization	2,798	2,798
Goodwill impairment	68,718	—

Total operating costs and expenses	102,906	38,835

Operating income (loss)	(64,108)	2,853
Other income (expense):
Interest expense	(2,302)	(2,187)
Interest income	55	527
Other, net	10	28

Total other income (expense)	(2,237)	(1,632)

Income (loss) before income taxes	(66,345)	1,221
Income tax expense (benefit)	(13,732)	490

Net income (loss)	$(52,613)	$731

Earnings (loss) per common share:
Basic	$(1.97)	$0.02
Diluted	$(1.97)	$0.02
Weighted averages of common shares outstanding:
Basic	26,649,147	30,444,195
Diluted	26,649,147	31,424,363

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$40,597	$47,160
Marketable securities	4,991	—
Trade accounts receivable, net	22,684	24,393
Deferred income taxes	—	855
Prepaid expenses and other current assets	6,904	6,231

Total current assets	75,176	78,639
Property and equipment, net	10,915	10,528
Goodwill	—	68,718
Intangible assets, net	77,747	79,616
Deferred income taxes	18,749	4,082
Other assets, net	3,807	3,566

Total	$186,394	$245,149

LIABILITIES
Current liabilities:
Accounts payable	$5,842	$6,327
Accrued expenses and other liabilities	3,041	3,617
Accrued payroll and related benefits	3,061	3,783
Long-term debt, due within one year	955	955

Total current liabilities	12,899	14,682
Insurance reserve	4,097	3,705
Long-term debt	92,906	93,145
Other liabilities	3,088	3,850

Total liabilities	112,990	115,382

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock—150,000,000 shares authorized; $.001 par value; 26,481,401 and 27,590,774 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	26	28
Additional paid-in capital	232,849	237,429
Retained earnings (deficit)	(156,129)	(103,516)
Accumulated other comprehensive loss	(3,342)	(4,174)

Total stockholders’ equity	73,404	129,767

Total	$186,394	$245,149

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(52,613)	$731
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,798	2,798
Goodwill impairment	68,718	—
Amortization of debt issuance costs and interest rate swaps	1,046	162
Loss (gain) on disposal of fixed assets and other, net	104	(1)
Deferred income taxes	(14,287)	(170)
Non-cash stock compensation expense	1,045	2,946
Excess tax benefit from exercise of stock options	(5)	(79)
Provision for doubtful accounts	317	190
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade accounts receivable, net	1,347	224
Prepaid expenses and other assets	(1,097)	(2,478)
Accounts payable	(649)	321
Accrued expenses and other liabilities	203	579
Accrued payroll and related benefits	(733)	580

Net cash provided by operating activities	6,194	5,803

Cash flows from investing activities:
Purchase of marketable securities	(4,991)	(10,305)
Proceeds from maturities of marketable securities	—	7,765
Purchase of property and equipment	(1,110)	(1,634)

Net cash used in investing activities	(6,101)	(4,174)

Cash flows from financing activities:
Repayment of debt	(239)	(250)
Proceeds from exercise of stock options	30	206
Excess tax benefit from exercise of stock options	5	79
Purchase and retirement of common stock shares	(6,452)	—

Net cash (used in) provided by financing activities	(6,656)	35

Net (decrease) increase in cash and cash equivalents	(6,563)	1,664
Cash and cash equivalents—beginning of period	47,160	31,956

Cash and cash equivalents—end of period	$40,597	$33,620

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,160	$1,991
Cash paid for income taxes	139	374
Non-cash investing and financing activities:
Purchases of equipment included in accounts payable	214	522
Earnout liability included in accrued expenses settled in stock	—	2,078

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(52,613)	$731
Other comprehensive income (loss):
Change in fair value of interest rate swaps	495	(2,678)
Reclassification adjustments for net losses on interest rate swaps included in net income	884	—
Foreign currency translation adjustments	(45)	—
Less: deferred income taxes	(502)	1,052

Net other comprehensive income (loss)	832	(1,626)

Comprehensive loss	$(51,781)	$(895)

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of NightHawk Radiology Holdings, Inc. and its subsidiaries (the “Company”). All material intercompany balances have been eliminated.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the Company’s results for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of the Company’s 2008 Annual Report on Form 10-K filed with the SEC on February 19, 2009. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the entire fiscal year.

The Company’s unaudited condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date.

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

Trade Accounts Receivable—Trade accounts receivable represent receivables for services and are recorded at the invoiced amount and are non-interest bearing. Company management reviews past due accounts receivable to identify specific customers with known disputes or collectibility issues. As of March 31, 2009 and December 31, 2008, the Company had reserved $1.5 million and $1.1 million, respectively, for doubtful accounts based on its estimate of the collectibility of outstanding receivables as of those dates.

Marketable Securities— The Company determines the appropriate classification of investments in marketable debt and equity securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable debt and equity securities have been classified and accounted for as available for sale. The Company may or may not hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities. The Company primarily invests in high-credit-quality debt instruments with an active resale market and money market funds to ensure liquidity and the ability to readily convert these investments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, all marketable securities have been classified as current assets in the accompanying balance sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which would be recorded as other income or expense. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of other income or expense.

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

Depreciation expense for the three months ended March 31, 2009 and March 31, 2008 was $0.9 million. Accumulated depreciation totaled $9.6 million and $8.7 million at March 31, 2009 and December 31, 2008, respectively.

Goodwill Impairment— As a result of the difficult macroeconomic environment and significant decline in the market price of the Company’s common stock as of March 31, 2009, the Company determined that an impairment indicator was present related to its goodwill. Under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), an interim test for impairment must be performed whenever impairment indicators are present. The Company performed this interim impairment testing as of March 31, 2009 and determined that the fair value of its recorded goodwill, estimated using discounted cash flow analyses and reconciled to our market capitalization, was less than the carrying value. Based on this testing, the Company concluded that its goodwill balance of $68.7 million was fully impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $68.7 million for the three months ended March 31, 2009.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets— In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company performs impairment tests using discounted cash flows, valuation analyses or comparisons to recent sales or purchase transactions to determine estimated fair value. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Medical Liability Insurance — The Company is exposed to various risks of loss related to litigation that may arise related to malpractice and maintains insurance for medical liabilities in amounts considered adequate by Company management. The Company’s claims-made policy provides coverage up to the policy limits for claims filed within the period of the policy term, subject to deductible requirements and coverage limits. Coverage for affiliated radiologists is initiated when they begin providing services on behalf of the Company.

The Company records reserves for both asserted and IBNR amounts. Asserted claims are reserved based upon the Company’s best estimate of future probable costs in accordance with SFAS No. 5, Accounting for Contingencies. The IBNR reserve is intended to cover potential medical claims that might arise related to past medical services performed by the Company’s affiliated radiologists which have not yet been asserted. IBNR amounts are estimated using historical claims information and actuarial-based industry indices.

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash, cash equivalents, and marketable securities with high quality credit institutions. As of March 31, 2009 and December 31, 2008, a total of $3.0 million and $7.5 million, respectively, of cash and cash equivalents exceeded federal government insured amounts. None of our customers represent more than 10% of our annual revenue.

Recent Accounting Standards— In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP SFAS 142-3 became effective on January 1, 2009. The Company adopted this new accounting pronouncement as of January 1, 2009 and the impact of adoption was not significant.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 became effective on January 1, 2009. The Company adopted this new accounting pronouncement as of January 1, 2009 and the impact of adoption was not significant.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effect of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. SFAS 141(R) became effective on January 1, 2009. The Company adopted this new accounting pronouncement as of January 1, 2009 and the impact of adoption was not significant.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that all entities in which its parent has a controlling financial interest be consolidated into the parent at 100 percent of fair value and the parent’s consolidated net income include amounts attributable to both the parent and noncontrolling interest. SFAS 160 clarifies that non-controlling interests in subsidiaries be presented as equity and any changes to the ownership interest are considered equity transactions providing the parent maintains its controlling financial interest in the subsidiary. SFAS 160 became effective on January 1, 2009. The Company adopted this new accounting pronouncement as of January 1, 2009 and the impact of adoption was not significant.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by SFAS 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company will provide the additional disclosures required by FSP 107-1 in its quarterly report on Form 10-Q for the period ended June 30, 2009.

2. MARKETABLE SECURITIES

Marketable securities include various available-for-sale securities. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Gross unrealized gains and losses on marketable securities were not significant at March 31, 2009.

Below are the Company’s marketable securities at fair value:

	March 31, 2009	December 31, 2008
	(In thousands)
Due in one year or less:
U.S. Government and Federal Agency Securities	$4,991	$—

Total Marketable Securities	$4,991	$—

3. INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

A summary of intangible assets is as follows:

	Estimated Useful Life	March 31, 2009			December 31, 2008
		(In thousands)
		Historical Amount	Accumulated Amortization	Net Amount	Historical Amount	Accumulated Amortization	Net Amount
Customer lists and relationships	6-10 years	$30,770	$7,171	$23,599	$30,770	$6,368	$24,402
Tradename and trademarks	5 years	2,820	1,301	1,519	2,820	1,143	1,677
Customer contracts	1-20 years	57,180	4,884	52,296	57,180	4,169	53,011
Noncompete agreements	2-5 years	1,880	1,547	333	1,880	1,354	526

		$92,650	$14,903	$77,747	$92,650	$13,034	$79,616

Amortization expense was $1.9 million for the three month periods ended March 31, 2009 and March 31, 2008.

Estimated Amortization Expense:	Amount (In thousands)
Nine months ending December 31, 2009	$5,195
Year ending December 31, 2010	6,687
Year ending December 31, 2011	6,452
Year ending December 31, 2012	5,879
Year ending December 31, 2013	5,748
Thereafter	47,786

Total	$77,747

4. LONG-TERM DEBT

The Company has a fully syndicated term loan (the “Term Loan”) pursuant to which the Company has $93.9 million in outstanding borrowings as of March 31, 2009. The Term Loan is required to be repaid in quarterly installments of $0.2 million with the projected remaining balance of $89.1 million payable on the maturity date of July 10, 2014.

Interest under the Term Loan is based, at the option of the Company, on either: (i) a floating per annum rate based on prime rate plus 1.50% or (ii) a floating per annum rate (based upon one, two, three or six-month interest periods) based on LIBOR plus 2.50% (3.72% at March 31, 2009). The Company entered into five interest rate swap contracts during 2008 which, while in place, will maintain a fixed effective interest rate on the Term Loan of approximately 4.95%. See additional discussion of the interest rate swap contracts in Note 9.

The Term Loan contains customary covenants and restrictions, is guaranteed by certain of the Company’s wholly owned operating subsidiaries, including NightHawk Radiology Services, LLC, the Company’s primary operating entity, and is collateralized by substantially all of the Company’s assets. The Term loan is also subject to mandatory prepayment under certain circumstances, including in connection with the Company’s receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events and from the Company’s excess cash flow. The term loan may be voluntarily prepaid without premium or penalty.

5. COMMITMENTS AND CONTINGENCIES

Litigation—The Company is involved in litigation in the normal course of business. After consultation with legal counsel, Company management estimates that at March 31, 2009 these matters were expected to be resolved without material adverse effect on the Company’s financial position, results of operations, or cash flows.

Medical Liability Insurance— The Company is exposed to various risks of loss related to litigation that may arise related to malpractice and maintains insurance for medical liabilities in amounts considered adequate by Company management. The Company’s claims-made policy provides coverage up to the policy limits for claims filed within the period of the policy term, subject to deductible requirements. Coverage for affiliated radiologists is initiated when they begin providing services on behalf of the Company.

The Company records reserves for both reported and IBNR amounts. Reported amounts are reserved based upon the Company’s best estimate of future probable costs and totaled $0.4 million at March 31, 2009 and December 31, 2008. The reserve for IBNR claims is estimated using historical claims information and actuarial-based industry indices. The Company had an insurance reserve liability related to IBNR claims of $4.1 million at March 31, 2009, and $3.7 million at December 31, 2008.

6. STOCK COMPENSATION PLANS

Stock-Based Award Plans—The Company has two stock-based award plans, the 2004 Stock Plan (the “2004 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). In February 2006, all shares available for grant under the 2004 Plan were rolled over and became available for grant under the 2006 Plan. In addition, on the first day of each fiscal year beginning in 2007, the number of shares available for issuance under the 2006 Plan may be increased by an amount equal to the lesser of (i) 3% of the outstanding shares of the Company’s common stock on the first day of the fiscal year, and (ii) such other amount as the Company’s Board of directors may determine. As of March 31, 2009, the Company had an aggregate of 5,097,310 shares of its common stock reserved for issuance under the 2004 Plan and 2006 Plan. Of these shares, 516,447 shares were available for future grants and 4,580,863 shares were subject to outstanding stock awards as of March 31, 2009.

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

Stock Options

A summary of the Company’s stock-based award activity for employees and non-employees under the 2004 and 2006 plans are as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2009	3,650,770	$12.27
Granted	450,000	3.25
Exercised	(17,188)	1.71
Cancelled	(30,448)	13.76

Outstanding as of March 31, 2009	4,053,134	$11.26	8.11	$455

Exercisable as of March 31, 2009	1,801,243	$12.54	7.08	$455
Vested and expected to vest as of March 31, 2009	3,944,034	$11.35	8.08	$455

The weighted-average grant-date fair value per share for options granted during the three months ended March 31, 2009 was $1.59.

Restricted Stock Units

Activity related to these restricted stock unit awards is as follows:

Restricted Stock Unit Awards	Number of Awards	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2009	540,355
Granted	—
Vested (1)	(11,622)
Cancelled	(1,004)

Outstanding as of March 31, 2009	527,729	1.57	$1,425

Vested and expected to vest as of March 31, 2009	489,492	1.56	$1,322

(1)	The number of restricted stock unit awards vested includes shares withheld on behalf of employees to satisfy the statutory tax withholding requirements.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options. For all RSU awards, the exercise price is zero.

Recognition of Compensation Expense—As of March 31, 2009 the total remaining unrecognized compensation cost related to unvested stock-based employee/director arrangements, net of an estimated forfeiture rate of 8.9%, was $4.0 million and is expected to be recognized over a weighted average period of 1.14 years.

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

The weighted average fair values of stock-based arrangements on the date of grant and the assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Three Months Ended March 31,
	2009	2008
Dividend yield	—	—
Expected volatility	57%	47%
Risk-free interest rates	1.84%	2.62%
Expected term for employees (years)	4.8	3.7
Expected term for non-employee (years)	10	10

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

Stock Option Exchange—Subsequent to March 31, 2009, the Company completed an option exchange program pursuant to which the Company exchanged certain outstanding stock options from employees and affiliated radiologists in exchange for RSUs or, under certain circumstances, cash. The ratio of the exchange was determined on a value-for-value bases, with the options being exchanged valued using the Black-Scholes model and the restricted stock units received in the exchange being valued using the closing price of the Company’s common stock on the day before the expiration date of the exchange period. In addition, the restricted stock units issued in the exchange will vest over a two year period. The Company offered the exchange to 121 employees and affiliated radiologists holding 2.0 million stock options resulting in 1.6 million stock options being exchanged for RSUs covering approximately 75,000 shares and cash of $0.1 million. Also, approximately 1.5 million additional shares of common stock became available for issuance under the 2006 Plan. The chief executive officer, chief operating officer, chief financial officer, vice president of sales and members of the Company’s Board of directors, were not eligible to participate in the exchange.

7. COMPUTATION OF EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended March 31,
	(In thousands, except share data)
	2009	2008
Numerator:

Net income (loss) available to common stockholders	$(52,613)	$731

Denominator:
Weighted-average common shares outstanding—basic	26,649,147	30,444,195
Effect of dilutive stock options, restricted stock units, and warrants (a)	—	854,742
Effect of contingently issuable shares	—	125,426

Weighted average common shares outstanding—dilutive	26,649,147	31,424,363

Earnings (loss) per common share—basic	$(1.97)	$0.02
Earnings (loss) per common share—diluted	$(1.97)	$0.02

Anti-dilutive shares excluded from calculation	4,126,871	2,653,840

(a)	The effects of the shares which would be issued upon exercise of these options and restricted stock units have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.

8. INCOME TAXES

In accordance with interim reporting requirements, the Company uses an estimated annual effective tax rate for computing its provision for income taxes. The effective rates for the three months ended March 31, 2009 and March 31, 2008 were 20.7% and 40.1%, respectively. The difference in effective rates is due to a non-deductible portion of the non-cash goodwill impairment charge recorded for the three months ended March 31, 2009.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the condensed consolidated balance sheet at fair value. The Company designates at inception whether the derivative contract is considered hedging or non-hedging in accordance with SFAS 133.

In December 2008, the Company settled the two interest rate swap contracts entered into during 2007 resulting in a cash payment by the Company of $5.3 million. The pre-tax net unrealized loss within accumulated other comprehensive income associated with the cancelled interest rate swap contracts of $5.3 million will be amortized to interest expense over the original lives of the contracts; $3.1 million of which will be amortized to interest expense over the next 12 months. The cancelled swaps were replaced with five interest rate swaps with a combined notional amount of $93.5 million. All contracts expire on June 30, 2014 and, while in effect, will maintain an effective interest rate on the Company’s outstanding debt of approximately 4.95%. The contracts were initiated to maintain compliance with debt requirements and to protect the Company against changes in the interest payments associated with its variable-rate long-term debt, and therefore are considered cash flow hedges. As a result, as long as the swap is deemed highly effective, changes in the fair value of the swaps are recorded as either an asset (a gain position), or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of shareholders’ equity.

At March 31, 2009 and December 31, 2008, the fair value of the interest rate swap contracts resulted in net unrealized losses of $0.9 million and $2.7 million, respectively. The fair value of the interest rate swap contracts are found within Other Liabilities on the Company’s balance sheet. For the three months ended March 31, 2009, the amount of hedge ineffectiveness was $0.1 million and is presented in the Company’s statement of operations as interest expense.

10. FAIR VALUE MEASUREMENTS

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

The Company uses quoted market prices for identical assets to measure the fair value of its money market funds and marketable securities and therefore considers all of the Company’s money market funds and marketable securities as Level 1.

The Company has determined that its interest rate swaps are Level 2 in the fair value hierarchy discussed above. As discussed in Note 4, the Company’s interest rate swaps are based on a LIBOR rate. Fair value for the interest rate swaps are based on a model-derived valuation using the LIBOR rate, which is observable at commonly quoted intervals for the full term of the swap.

As discussed in Note 1 and in accordance with the provisions of SFAS 142, goodwill with a carrying amount of $68.7 million was written off based on its implied fair value of $0, resulting in a non-cash impairment charge of $68.7 million. The implied fair value of the goodwill was determined using Level 3 inputs of the fair value hierarchy.

The fair values of the money market funds and marketable securities using Level 1 inputs on a recurring basis as of March 31, 2009 were $31.5 million and $5.0 million, respectively. The fair value of the interest rate swap contracts using Level 2 inputs on a recurring basis as of March 31, 2009 was $(1.0) million.

11. SHARE REPURCHASE

In December 2008, the Company initiated a program to repurchase up to $10.0 million in shares of Company common stock. As of December 31, 2008, the Company had purchased and retired 1.1 million shares at a cost of $4.5 million pursuant to such program. The remaining $5.5 million authorized to be repurchased under the program was purchased in January 2009 and resulted in the retirement of another 1.1 million shares. All shares were repurchased in the open market pursuant to a 10b5-1 repurchase plan established by the Company.

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

•

sales, earnings, income, expenses, operating results, tax rates, operating and gross profit margins; valuations, receivables, reserves, liquidity, investment income, currency rates, stock option exercises, capital resource needs, customers, and competition;

•	ability to obtain and protect our intellectual property and proprietary rights, and;

•	acquisition, transaction costs, and adjustments.

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

Overview

NightHawk Radiology Holdings, Inc. is leading the transformation of the practice of radiology by providing high-quality, cost-effective solutions to radiology groups and hospitals throughout the United States. We provide the most complete suite of solutions, including professional services, business services, and our advanced, proprietary clinical workflow technology, all designed to increase efficiencies and improve the quality of patient care and the lives of physicians who provide it. Our independent contractor team of U.S. board-certified, state-licensed and hospital-privileged physicians located in the United States and around the world provides services 24 hours per day, seven days a week, for approximately 770 customers and 27% of all U.S. hospitals.

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

Recent Developments

Share Repurchases

In the first quarter of 2009, we completed the remaining $5.5 million of a $10.0 million open-market share repurchase program that we began in December 2008. In the aggregate, we purchased 2.2 million shares of our common stock, of which 1.1 million shares were purchased in the first quarter of 2009.

Goodwill Impairment

The difficult macroeconomic environment and decline in the market price of our common stock as of March 31, 2009, indicated that our goodwill could be impaired. As a result, we performed an impairment test as of March 31, 2009 as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and determined that the entire goodwill balance of $68.7 million was impaired and we recorded a non-cash goodwill impairment charge of $68.7 million for the three months ended March 31, 2009.

Trends in our Business and Results of Operations

Service Revenue

We generate revenue from a number of sources, including off-hours preliminary exams, business services offerings and final and subspecialty interpretations. The revenue growth that we have historically experienced has been due in large part to the growth of our off-hours preliminary business, which continues to make up the bulk of our revenue. The market for off-hours preliminary interpretations has historically experienced rapid volume growth. This volume growth has been driven by an increase in our customer base, an increase in utilization of our services by our customers, acquisitions, an expansion of our service hours, a high customer retention rate and growth in the use of diagnostic imaging technologies and procedures in the healthcare industry in general. In recent quarters, however, our volume growth in the off-hours preliminary business has slowed as the market for these services has matured and become more competitive. As a result of these factors, we have seen the average price for our preliminary reads decline and have also experienced customer losses which, combined, have caused our revenues from our off-hours preliminary business to decline in recent periods. We expect these challenges to continue in the foreseeable future which will affect our ability to grow revenue organically in our off-hours preliminary business. In response to such trends, our strategy is to sell new services (including final interpretations and business services) to our existing customers by communicating their value and demonstrating the advantages we offer over our competitors. Our future growth depends primarily upon our ability to successfully execute that strategy while also effectively responding to competitive pressures in the market for off-hours preliminary exams. These new services accounted for approximately 23% of our total revenue in the first quarter of 2009, up from 21% in the first quarter of 2008.

Professional Services

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

We record physician stock-based compensation expense in connection with any equity-based grants to our affiliated radiologists in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”) and present this expense in our consolidated statements of operations as part of our professional services expense. The amount of physician stock-based compensation expense we record in a given period depends primarily on the number of shares subject to equity-based grants held by our affiliated radiologists, the number of hours worked, and the change in the value of our common stock in that period. Our expense in future periods for physician stock-based compensation will be driven primarily by changes in our stock price, new equity-based grants we make to our affiliated radiologists, and the rate at which those equity-based grants are earned over such periods.

Sales, General and Administrative Expense

Our sales, general and administrative expense consists primarily of salaries and related expenses for all employees, employee stock-based compensation, information technology and telecommunications expenses, costs associated with licensing and privileging our affiliated radiologists, facilities and office-related expenses, sales and marketing expenses and other general and administrative expenses. Our sales, general and administrative expense has increased in absolute dollars each year since inception primarily as a result of increased payroll expenses in connection with higher headcount in support of the growth in our business. In the coming quarters, we expect our sales, general and administrative expenses to remain roughly flat as we invest in our information technology platform offset by savings realized from our cost reduction initiatives that began in 2008.

The amount of employee stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding shared-based awards and the valuation criteria used at the time of the grant. The amount of expense is also impacted by the accelerated method we use to expense these awards and by forfeitures of non-vested awards. Our employee non-cash stock-based compensation expense may increase in future periods if we issue additional equity-based instruments.

Trends in Interest Expense

Interest on our term loan borrowings is at variable rates. Since 2007, we have hedged the risk associated with fluctuations in interest rates by entering into interest rate swap contracts. In December 2008, in response to interest rates falling to historically low levels, we settled our original interest rate swap contracts and entered into new interest rate swap contracts. Our new effective interest rate and actual cash payments for interest under these hedges will be approximately 5% for the remaining life of the loan. The swap contracts expire in June 2014. Over the next five quarters our reported interest rate will be higher than our stated effective rate due to the amortization of losses from our original swap contracts.

Critical Accounting Estimates and Recent Accounting Standards

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

As of March 31, 2009, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. The policies disclosed included the use of estimates, stock-based compensation, purchase accounting and long-lived assets including goodwill and other acquired intangible assets, income taxes, and derivative accounting.

See Note 1 “Summary of Significant Accounting Policies – Recent Accounting Standards” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of service revenue:

	Three Months Ended March 31,
	2009	2008
Service revenue	100%	100%
Operating costs and expenses:
Professional services	43	43
Sales, general and administrative	38	44
Depreciation and amortization	7	7
Goodwill impairment	177	—

Total operating costs and expenses	265	94

Operating income	(165)	6
Other income (expense):
Interest expense	(6)	(5)
Interest income	—	1
Other, net	—	—

Total other income (expense)	(6)	(4)

Income (loss) before income taxes	(171)	2
Income tax expense (benefit)	(35)	1

Net income (loss)	(136)	1

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

Service Revenue

	Three Months Ended March 31,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Service revenue	$38,798	$41,688	$(2,890)	(7)%

The decrease in service revenue for the three months ended March 31, 2009 relative to the three months ended March 31, 2008 primarily consists of a decrease of $3.4 million in preliminary read revenue offset by an increase of $0.4 million in final read revenue. The preliminary read revenue decline was predominately due to an 8% price decline. Preliminary read volumes declined 3% due to same site growth of 8% and new customer volumes of 4% which were offset by a 14% decrease in volumes from the impact of customers lost over the past 12 months.

The overall decrease in service revenue was offset in part by an increase in final read revenue which was due to a combination of a 13% increase in the average price due to a modality shift towards more complex exams despite a 5% volume decline. New customer volume for final reads grew 33% and was offset in part by a 16% decrease in same site volumes and 22% decrease in volumes from the impact of customers lost over the past 12 months.

Operating Costs and Expenses

Professional Services

	Three Months Ended March 31,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Professional services	$16,656	$17,867	$(1,211)	(7)%
Percentage of service revenue	43%	43%

The decrease in professional services expense for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily attributable to decreases in professional service fees of $0.6 million related to lower read volumes and lower physician stock-based compensation expense of $0.5 million.

Sales, General and Administrative Expense

	Three Months Ended March 31,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Sales, general and administrative expense	$14,734	$18,170	$(3,436)	(19)%
Percentage of service revenue	38%	44%

The decrease in sales, general and administrative expense resulted primarily from lower payroll and non-cash stock-based compensation expense of $1.7 million and $1.6 million, respectively. These decreases are mostly due to the accrued severance payments and acceleration of stock option expense related to the resignations of our former Chief Operating Officer and Chief Financial Officer during the first quarter of 2008. Partially offsetting these decreases were higher technology costs due to continued investments in our infrastructure.

Goodwill Impairment

We recorded a $68.7 million goodwill impairment charge during the quarter ended March 31, 2009 due to our determination that the fair value of goodwill was less than the carrying value. The goodwill impairment charge does not affect our results of operations, cash flow or cash position.

Income Tax Expense (Benefit)

	Three Months Ended March 31,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Income tax expense (benefit)	$(13,732)	$490	$(14,222)	(2,902)%
Percentage of service revenue	(35)%	1%

The change in our income tax expense was due primarily to the goodwill impairment charge recorded during the three months ended March 31, 2009 resulting in a tax benefit for the quarter.

Liquidity and Capital Resources

Capital Resources

Our capital resources include cash, cash equivalents and marketable securities. The tables below highlight significant aspects of our capital resources.

	March 31, 2009	December 31, 2008
	(In millions)
Capital resources
Cash and cash equivalents	$40.6	$47.2
Marketable securities	5.0	—

Total	$45.6	$47.2

Cash Flow Activities

The tables below highlight significant aspects of our cash flow activities.

	Three Months Ended March 31,
	(In millions)
	2009	2008
Cash flow activities
Net cash provided by (used in):
Operating activities	$6.2	$5.8
Investing activities	(6.1)	(4.2)
Financing activities	(6.7)	0.1

Increase (decrease) in cash and cash equivalents	$(6.6)	$1.7

The discussion below highlights significant aspects of our cash flows.

Net Cash Provided by Operating Activities

Since our inception in August 2001, we have funded our operations primarily from cash flows generated by our operating activities, the sale and issuance of shares of capital stock and incurrence of long-term debt.

For the three months ended March 31, 2009, we generated net cash from operations of $6.2 million from a net loss of $52.6 million. Significant non-cash charges that affected our net loss but which did not impact our net cash from operations during this period include the goodwill impairment of $68.7 million and associated deferred income tax benefit of $14.3 million, depreciation and amortization of $2.8 million, and stock compensation expense of $1.0 million. Changes in operating assets and liabilities include an increase in prepaid and other assets of $1.1 million and a decrease in accounts receivable of $1.3 million due to an increased collections rate during the period.

For the three months ended March 31, 2008, we generated net cash from operations of $5.8 million from net income of $0.7 million. Significant non-cash charges for the period included in net income that did not impact our net cash from operations during that period include depreciation and amortization of $2.8 million and stock compensation expense of $2.9 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $6.1 million for the three months ended March 31, 2009 compared to $4.2 million used in investing activities for the three months ended March 31, 2008. For the three months ended March 31, 2009, net cash used in investing activities was attributable to the purchase of marketable securities of $5.0 million and capital spending of $1.1 million relating to software and computer equipment purchases. For the three months ended March 31, 2008, net cash used in investing activities of $4.2 million was primarily attributable to an increase in property and equipment relating to computer equipment and software purchases and the net purchases of marketable securities.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $6.7 million for the three months ended March 31, 2009 and was primarily attributable to the repurchase of $6.5 million of our common stock which concluded in January 2009. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2008 which mostly represents the cash proceeds from the exercise of stock options and excess tax benefit from exercise of stock options offset by the payments for debt principal during the quarter.

Financial Condition and Liquidity

We expect our short and long-term liquidity needs to consist primarily of working capital, increased capital expenditures related to information technology and any future acquisitions. We may also have liquidity needs arising from any repurchases of shares of our common stock and if we elect or are required to make principal repayments under our term loan agreement. Our term loan is subject to mandatory prepayment under certain circumstances, including in connection with our receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events. In addition, our term loan contains a provision that requires a principal payment under certain circumstances in the amount of our excess cash flow as defined in our loan agreement. In addition, we may elect from time to time to make additional principal prepayments on our debt in order to optimize our capital structure. We anticipate funding any such elective or required principal repayments out of our available cash and cash equivalents.

We intend to fund future liquidity needs from current capital resources and cash generated from operations. We believe our capital resources are invested in appropriate investments and will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no significant changes to our off-balance sheet arrangements or contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

During the periods covered by this quarterly report, substantially all of our customers are in the United States and thus revenue is denominated in U.S. dollars. Although some of our affiliated radiologists work from our centralized reading facilities in Australia and Switzerland, the professional service fees we pay to our affiliated radiologists are denominated primarily in U.S. dollars. As a result, only our support personnel and facility costs in those countries present foreign currency exchange risks. Because we are not currently subject to material foreign currency exchange risk, we have not, to date, entered into any hedging contracts. If a weakening U.S. dollar requires us to increase the amounts we pay to our affiliated radiologists in the future in order to maintain a constant level of compensation, our results of operations and cash flows could be affected. Currently, any foreign exchange risks are related to the foreign currency exchange rates between the U.S. dollar and the Australian dollar and between the U.S. dollar and the Swiss franc.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $40.6 million at March 31, 2009. These amounts were invested in interest-bearing money market accounts and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, any declines in interest rates will reduce future investment income.

As of March 31, 2009, we had $93.9 million in variable rate debt. Because of the interest rate swap contracts entered into during 2008, this outstanding debt is not subject to interest rate fluctuation until such contracts expire on June 30, 2014. For more information on our interest rate hedging activities, see Note 9 “Derivative Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of the Quarterly Report on Form 10-Q.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

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

The market in which we participate is competitive and we expect competition to increase in the future, which will make it more difficult for us to sell our services and has resulted and may continue to result in pricing pressure, reduced revenue and reduced market share.

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

In addition to recruiting radiologists, we must identify, recruit and retain skilled executive, technical, administrative, sales, marketing and operations personnel. Competition for highly qualified and experienced personnel is intense due to the limited number of people available with the necessary skills. Coeur d’Alene, where our main office is located, has a relatively small pool of potential employees with the skills that we require, and is a small city in a relatively rural part of the country, making it difficult for us to recruit employees from larger metropolitan areas of the country. Failure to attract and retain the necessary personnel would inhibit our growth and harm our business.

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

The healthcare industry is heavily regulated and subject to frequent changes in governing laws and regulations as well as to evolving administrative interpretations. Our business could be adversely affected by regulatory changes at the federal or state level that impose new requirements for licensing, new restrictions on reimbursement for medical services by government programs, new pretreatment certification requirements for patients seeking radiology procedures, or new limitations on services that can be performed by us. In addition, federal, state and local legislative bodies have adopted and continue to consider medical cost containment legislation and regulations that have restricted or may restrict reimbursement to entities providing services in the healthcare industry and referrals by physicians to entities in which the physicians have a direct or indirect financial interest or other relationship. For example, Medicare has adopted a regulation that limits reimbursement for the technical component when multiple diagnostic tests are performed during a single session at medical facilities other than hospitals. Any of these or future reimbursement regulations or policies could limit the number of diagnostic tests our customers order and could have a material adverse effect on our business.

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

Our operations depend on the uninterrupted performance of our information systems, which are substantially dependent on systems we have developed internally since our inception as well as sytems provided by third parties over which we have little control. Failure to maintain reliable information systems, or disruptions in our information systems could cause disruptions and delays in our business operations which could have a material adverse effect on our business, financial condition and results of operations.

We rely on broadband connections provided by third party suppliers to route digital images from hospitals in the United States to our facilities in Australia, Switzerland and the United States. Any interruption in the functioning of our internal systems or in the availability of the network connections between the hospitals and our reading facilities would reduce our revenue and profits. Frequent or persistent interruptions in our services could cause permanent harm to our reputation and brand and could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors. Because our customers may use our services for critical healthcare services, any system failures could result in damage to our customers’ businesses and reputation. These customers could seek significant compensation from us for their losses, and our agreements with our customers do not limit the amount of compensation that they may receive. Any claim for compensation, even if unsuccessful, would likely be time consuming and costly for us to resolve.

Our systems are vulnerable to damage or interruption, including damage and/or interruption due to earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, break-ins, sabotage, and acts of vandalism. We do not carry business interruption insurance to protect us against losses that may result from interruptions in our service as a result of system failures.

Finally, from time to time, we upgrade, replace or expand our information systems. If we fail to successfully manage these activities, we could experience disruptions and delays in our operations, which could have a material adverse effect on our business.

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

Our success depends largely upon the continued services of our executive officers, particularly David Engert, our President & Chief Executive Officer, Tim Murnane, our Chief Operating Officer, and David Sankaran, our Chief Financial Officer. The loss of any of these executive officers could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock. The search for replacements for any of our executives could be time consuming and could distract our management team from the day-to-day operations of our business.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified Board of directors so that not all members of our board are elected at one time,

•	provide that directors may only be removed “for cause,”

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt,

•	eliminate the ability of our stockholders to call special meetings of stockholders,

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders,

•	provide that the Board of directors is expressly authorized to make, alter or repeal our bylaws, and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

ITEM 6.	Exhibits

Exhibit Number	Description

10.29*(1)	Registration Rights Agreement, dated January 6, 2009, between the Company and Dr. Paul Berger, M.D. and Mr. Jon Berger.

10.30*(2)	Employment Agreement, dated April 6, 2009, between the Company and Timothy V. Myers, M.D.

10.31*(3)	Form of Restricted Stock Unit Agreement under the Company’s 2006 Equity Incentive Plan.

10.32*(3)	Board of Directors Compensation Policy, as adopted April 17, 2009.

10.33*(3)	2009 Performance-Based Incentive Compensation Program, as adopted April 17, 2009.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on January 8, 2009.

(2)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on April 14, 2009.

(3)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on April 22, 2009.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

Date: April 30, 2009	By:	/s/ DAVID M. SANKARAN
David M. Sankaran
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)