Form 10-Q
period 2009-06-30
NightHawk Radiology Holdings Inc
filed 2009-08-06
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51786

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0722777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Front Avenue, Suite 502, Cœur d’Alene, Idaho	83814
(Address of principal executive offices)	(Zip code)

(208) 676-8321

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐         Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 24, 2009, 26,503,033 shares of the Registrant’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service revenue	$42,340	$42,758	$81,139	$84,446
Operating costs and expenses:
Professional services	18,305	17,036	34,961	34,903
Sales, general, and administrative	15,984	16,463	30,718	34,634
Depreciation and amortization	2,715	2,959	5,513	5,757
Goodwill impairment	—	—	68,718	—

Total operating costs and expenses	37,004	36,458	139,910	75,294

Operating income (loss)	5,336	6,300	(58,771)	9,152
Other income (expense):
Interest expense	(1,925)	(2,189)	(4,226)	(4,376)
Interest income	50	376	105	903
Other, net	(16)	(41)	(8)	(13)

Total other income (expense)	(1,891)	(1,854)	(4,129)	(3,486)

Income (loss) before income taxes	3,445	4,446	(62,900)	5,666
Income tax expense (benefit)	1,351	1,675	(12,381)	2,165

Net income (loss)	$2,094	$2,771	$(50,519)	$3,501

Earnings (loss) per common share:
Basic	$0.08	$0.09	$(1.90)	$0.12
Diluted	$0.08	$0.09	$(1.90)	$0.11
Weighted averages of common shares outstanding:
Basic	26,490,880	30,426,531	26,569,576	30,435,363
Diluted	26,958,693	31,442,818	26,569,576	31,411,253

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$47,132	$47,160
Marketable securities	4,996	—
Trade accounts receivable, net	23,142	24,393
Deferred income taxes	267	855
Prepaid expenses and other current assets	7,042	6,231

Total current assets	82,579	78,639

Property and equipment, net	11,239	10,528
Goodwill	—	68,718
Intangible assets, net	76,009	79,616
Deferred income taxes	16,967	4,082
Other assets, net	5,923	3,566

Total	$192,717	$245,149

LIABILITIES
Current liabilities:
Accounts payable	$7,111	$6,327
Accrued expenses and other liabilities	2,836	3,617
Accrued payroll and related benefits	4,163	3,783
Long-term debt, due within one year	955	955

Total current liabilities	15,065	14,682

Insurance reserve	4,097	3,705
Long-term debt	92,667	93,145
Other liabilities	2,476	3,850

Total liabilities	114,305	115,382

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock—150,000,000 shares authorized; $.001 par value; 26,503,033 and 27,590,774 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	27	28
Additional paid-in capital	233,523	237,429
Retained earnings (deficit)	(154,035)	(103,516)
Accumulated other comprehensive loss	(1,103)	(4,174)

Total stockholders’ equity	78,412	129,767

Total	$192,717	$245,149

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(50,519)	$3,501
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,513	5,757
Goodwill impairment	68,718	—
Amortization of debt issuance costs and interest rate swaps	2,114	324
Deferred income taxes	(14,195)	(11)
Non-cash stock compensation expense	2,594	5,164
Other, net	245	284
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade accounts receivable, net	844	(1,155)
Prepaid expenses and other assets	(952)	(1,507)
Accounts payable	389	615
Accrued expenses and other liabilities	(568)	(597)
Accrued payroll and related benefits	294	943

Net cash provided by operating activities	14,477	13,318

Cash flows from investing activities:
Purchase of marketable securities	(4,990)	(26,390)
Purchase of property and equipment	(2,156)	(3,296)
Proceeds from maturities of marketable securities	—	33,755
Proceeds from the sale of marketable securities	—	13,303
Cash paid for acquisitions	—	(6,500)

Net cash (used in) provided by investing activities	(7,146)	10,872

Cash flows from financing activities:
Repayment of debt	(478)	(500)
Proceeds from exercise of stock options	50	400
Excess tax benefit from exercise of stock options	8	238
Purchase and retirement of common stock shares	(6,452)	(18,039)
Debt amendment costs	(434)	—
Cash exchange for stock options	(53)	—

Net cash used in financing activities	(7,359)	(17,901)

Net (decrease) increase in cash and cash equivalents	(28)	6,289
Cash and cash equivalents—beginning of period	47,160	31,956

Cash and cash equivalents—end of period	$47,132	$38,245

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,336	$3,488
Cash paid for income taxes	1,654	2,740
Non-cash investing and financing activities:
Purchases of equipment included in accounts payable	501	176
Earnout liability included in accrued expenses settled in stock	—	2,078
Tender offer costs included in accounts payable and accrued expenses	—	464

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$2,094	$2,771	$(50,519)	$3,501
Other comprehensive income (loss):
Change in fair value of interest rate swaps	2,781	2,611	3,276	(66)

Reclassification adjustments for net losses on interest rate swaps included in net income	884	—	1,768	—
Foreign currency translation adjustments	(30)	—	(75)	—
Less: deferred income taxes	(1,395)	(1,019)	(1,898)	33

Net other comprehensive income (loss)	2,240	1,592	3,071	(33)

Comprehensive income (loss)	$4,334	$4,363	$(47,448)	$3,468

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the Company’s results for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of the Company’s 2008 Annual Report on Form 10-K filed with the SEC on February 19, 2009. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results to be expected for the entire fiscal year.

The Company’s unaudited condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date.

We have evaluated subsequent events through August 5, 2009, the date of issuance of the condensed consolidated financial statements.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, fair value and recoverability of acquired intangible assets, useful lives of intangible assets and property and equipment, income taxes, the loss contingency for medical liability claims, reserves for incurred but not reported (“IBNR”) medical liability claims, estimates used for the purpose of determining stock-based compensation and the Company’s business services customers’ expected net collections.

Trade Accounts Receivable—Trade accounts receivable represent receivables for services and are recorded at the invoiced amount and are non-interest bearing. Company management reviews past due accounts receivable to identify specific customers with known disputes or collectibility issues. As of June 30, 2009 and December 31, 2008, the Company had reserved $0.8 million and $1.1 million, respectively, for doubtful accounts based on its estimate of the collectibility of outstanding receivables as of those dates. When the Company determines that a receivable is not recoverable, the amount is removed from the financial records along with the corresponding reserve balance. During the three months ended June 30, 2009, the Company removed $0.8 million of specifically identified uncollectible accounts receivable and the corresponding reserves from its financial records.

Marketable Securities—The Company determines the appropriate classification of investments in marketable debt and equity securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable debt and equity securities have been classified and accounted for as available for sale. The Company may or may not hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities. The Company primarily invests in high quality debt instruments with an active resale market and money market funds to ensure liquidity and the ability to readily convert these investments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, all marketable securities have been classified as current assets in the accompanying balance sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which would be recorded as other income or expense. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of other income or expense.

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

Depreciation expense for the three months ended June 30, 2009 and 2008 was $1.0 million and $1.1 million, respectively, and $1.9 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively.

Goodwill Impairment—Under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), an interim test for impairment must be performed whenever impairment indicators are present. As a result of the difficult macroeconomic environment and significant decline in the market price of the Company’s common stock as of March 31, 2009, the Company determined that an impairment indicator was present related to its goodwill. The Company performed this interim impairment testing as of March 31, 2009 and determined that the fair value of its recorded goodwill, estimated using discounted cash flow analyses and reconciled to our market capitalization, was less than the carrying value. Based on this testing, the Company concluded that its goodwill balance of $68.7 million was fully impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $68.7 million in the three months ended March 31, 2009.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets—In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company performs impairment tests using discounted cash flows, valuation analyses or comparisons to recent sales or purchase transactions to determine estimated fair value. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Medical Liability Insurance—The Company is exposed to various risks of loss related to litigation that may arise related to medical malpractice and maintains insurance for potential losses in amounts considered adequate by Company management. The Company purchases a claims made insurance policy which provides coverage up to the policy limits for claims filed within the period of the policy term, subject to deductible requirements and coverage limits. Coverage for affiliated radiologists is initiated when they begin providing services on behalf of the Company.

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

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash, cash equivalents, and marketable securities with high quality credit institutions. As of June 30, 2009 and December 31, 2008, a total of $4.5 million and $7.5 million, respectively, of cash and cash equivalents exceeded federal government insured amounts. None of the Company’s customers represent more than 10% of our annual revenue.

Recent Accounting Standards—In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP SFAS 142-3 became effective on January 1, 2009. The Company adopted this new accounting pronouncement as of January 1, 2009 and the impact of adoption was not significant.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) which (i) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effect of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. SFAS 141(R) became effective on January 1, 2009. The Company adopted this new accounting pronouncement as of January 1, 2009 and the impact of adoption was not significant.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that all entities in which its parent has a controlling financial interest be consolidated into the parent at 100 percent of fair value and the parent’s consolidated net income include amounts attributable to both the parent and noncontrolling interest. SFAS 160 clarifies that non-controlling interests in subsidiaries be presented as equity and any changes to the ownership interest are considered equity transactions provided the parent maintains its controlling financial interest in the subsidiary. SFAS 160 became effective on January 1, 2009. The Company adopted this new accounting pronouncement as of January 1, 2009 and the impact of adoption was not significant.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by SFAS 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. See Note 4 for fair value disclosure of the Company’s debt, as required by FSP 107-1.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This standard provides guidance on management's assessment of subsequent events, which are defined as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This standard also requires disclosure of the date through which subsequent events have been evaluated and whether that is the date that the financial statements were issued or available to be issued. SFAS 165 is effective for interim or annual fiscal periods ending after June 15, 2009. The Company adopted this new accounting pronouncement as of April 1, 2009 and the impact of adoption was not significant.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification TM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will adopt this new accounting pronouncement in the quarter ending September 30, 2009.

2. MARKETABLE SECURITIES

Marketable securities include various available-for-sale securities. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Gross unrealized gains and losses on marketable securities were not significant at June 30, 2009.

Below are the Company’s marketable securities at fair value:

	June 30, 2009	December 31, 2008
	(In thousands)
Due in one year or less:
U.S. Government and Federal Agency Securities	$4,996	$—

Total Marketable Securities	$4,996	$—

3. INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

A summary of intangible assets is as follows:

		June 30, 2009			December 31, 2008
		(In thousands)
	Estimated Useful Life	Historical Amount	Accumulated Amortization	Net Amount	Historical Amount	Accumulated Amortization	Net Amount
Customer lists and relationships	6-10 years	$30,770	$7,973	$22,797	$30,770	$6,368	$24,402
Tradename and trademarks	5 years	2,820	1,460	1,360	2,820	1,143	1,677
Customer contracts	1-20 years	57,180	5,599	51,581	57,180	4,169	53,011
Noncompete agreements	2-5 years	780	509	271	1,880	1,354	526

		$91,550	$15,541	$76,009	$92,650	$13,034	$79,616

Amortization expense was $1.7 million and $1.9 million for the three months ended June 30, 2009 and 2008, respectively, and $3.6 million and $3.8 million for the six months ended June 30, 2009 and 2008, respectively.

Estimated Amortization Expense:	Amount (In thousands)
Six months ending December 31, 2009	$3,458
Year ending December 31, 2010	6,687
Year ending December 31, 2011	6,452
Year ending December 31, 2012	5,879
Year ending December 31, 2013	5,748
Thereafter	47,785

Total	$76,009

4. LONG-TERM DEBT

The Company has a fully syndicated term loan (the “Term Loan”) pursuant to which the Company has $93.6 million in outstanding borrowings as of June 30, 2009. The Term Loan is required to be repaid in quarterly installments of $0.2 million with the projected remaining balance of $89.1 million payable on the maturity date of July 10, 2014.

Interest under the Term Loan is based, at the option of the Company, on either: (i) a floating per annum rate based on prime rate plus 1.50% or (ii) a floating per annum rate (based upon one, two, three or six-month interest periods) based on LIBOR plus 2.50% (3.1% at June 30, 2009). The Company entered into five interest rate swap contracts during 2008 which, while in place, will maintain a fixed effective interest rate on the Term Loan of approximately 4.95%. See additional discussion of the interest rate swap contracts in Note 9.

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

As of June 30, 2009, the fair value of long-term debt, including the current portion, is estimated to be approximately $86.1 million.

5. COMMITMENTS AND CONTINGENCIES

Litigation—The Company is involved in litigation in the normal course of business. After consultation with legal counsel, Company management estimates that at June 30, 2009 these matters were expected to be resolved without material adverse effect on the Company’s financial position, results of operations, or cash flows.

Lease—In June 2009, the Company signed an operating lease for its new corporate headquarters in Scottsdale, Arizona. The lease expires in November 2014 and includes total lease payments over the life of the lease of $1.9 million.

Medical Liability Insurance—The Company is exposed to various risks of loss related to litigation that may arise related to medical malpractice and maintains insurance for potential losses in amounts considered adequate by Company management. The Company purchases a claims-made insurance policy which provides coverage up to the policy limits for claims filed within the period of the policy term, subject to deductible requirements and coverage limitations. Coverage for affiliated radiologists is initiated when they begin providing services on behalf of the Company.

The Company records reserves for both reported and IBNR amounts. Reported amounts are reserved based upon the Company’s best estimate of future probable costs and totaled $0.4 million at June 30, 2009 and December 31, 2008. The reserve for IBNR claims is estimated using historical claims information and actuarial-based industry indices. The Company had an insurance reserve liability related to IBNR claims of $4.1 million at June 30, 2009, and $3.7 million at December 31, 2008.

6. STOCK COMPENSATION PLANS

Stock-Based Award Plans—The Company has two stock-based award plans, the 2004 Stock Plan (the “2004 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). In February 2006, all shares available for grant under the 2004 Plan were rolled over and became available for grant under the 2006 Plan. In addition, on the first day of each fiscal year beginning in 2007, the number of shares available for issuance under the 2006 Plan may be increased by an amount equal to the lesser of (i) 3% of the outstanding shares of the Company’s common stock on the first day of the fiscal year, and (ii) such other amount as the Company’s Board of Directors may determine. As of June 30, 2009, the Company had an aggregate of 5,072,240 shares of its common stock reserved for issuance under the 2004 Plan and 2006 Plan. Of these shares, 1,041,326 shares were available for future grants and 4,030,914 shares were subject to outstanding stock awards as of June 30, 2009.

The Company’s Board of Directors administers the plans and establishes to whom the awards are granted, and the terms and conditions, including the exercise period, of such awards. All stock options granted have an exercise price equal to or greater than the fair value of the Company’s common stock on the date the option is granted. All restricted stock units (“RSUs”) are granted with an exercise price of zero. Both stock options and RSUs granted generally have contractual terms of ten years and vest over two, three, or four years, depending upon the type of grant. Options and RSUs granted to employees and directors are valued using the multiple valuation approach, and the resulting expense is recognized using the accelerated method over the service period for the entire award.

Stock Options

A summary of the Company’s stock-based award activity for employees and non-employees under the 2004 and 2006 plans are as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of April 1, 2009	4,053,134	$11.26
Granted	718,000	3.60
Exercised	(10,570)	1.92
Cancelled	(1,602,340)	18.75

Outstanding as of June 30, 2009	3,158,224	$5.75	8.29	$1,223

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2009	3,650,770	$12.27
Granted	1,168,000	3.47
Exercised	(27,758)	1.79
Cancelled	(1,632,788)	18.76

Outstanding as of June 30, 2009	3,158,224	$5.75	8.29	$1,223

Exercisable as of June 30, 2009	1,299,973	$6.38	6.76	$980
Vested and expected to vest as of June 30, 2009	3,041,930	$5.80	8.20	$1,205

The weighted-average grant-date fair value per share for options granted during the three and six months ended June 30, 2009 was $1.57.

Restricted Stock Units

Activity related to these restricted stock unit awards is as follows:

Restricted Stock Unit Awards	Number of Awards	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of April 1, 2009	527,729
Granted	401,945
Vested (1)	(14,500)
Cancelled	(42,484)

Outstanding as of June 30, 2009	872,690	1.55	$3,229

Restricted Stock Unit Awards	Number of Awards	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2009	540,355
Granted	401,945
Vested (1)	(26,122)
Cancelled	(43,488)

Outstanding as of June 30, 2009	872,690	1.55	$3,229

Vested and expected to vest as of June 30, 2009	810,638	1.52	$2,999

(1)	The number of restricted stock unit awards vested includes shares withheld on behalf of employees to satisfy the statutory tax withholding requirements.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options.

Recognition of Compensation Expense—As of June 30, 2009 the total remaining unrecognized compensation cost related to unvested stock-based employee/director arrangements, net of an estimated forfeiture rate of 8.9%, was $6.0 million and is expected to be recognized over a weighted average period of 1.47 years.

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

The weighted average fair values of stock-based arrangements on the date of grant and the assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Three Months Ended June 30,
	2009	2008
Dividend yield	—	—
Expected volatility	56%	48%
Risk-free interest rates	1.72%	2.77%
Expected term for employees (years)	3.9	4.2
Expected term for non-employee (years)	10	10

	Six Months Ended June 30,
	2009	2008
Dividend yield	—	—
Expected volatility	56%	48%
Risk-free interest rates	1.77%	2.72%
Expected term for employees (years)	4.2	4.0
Expected term for non-employee (years)	10	10

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

Stock Option Exchange—In April 2009, the Company completed an option exchange program pursuant to which the Company exchanged certain outstanding stock options from employees and affiliated radiologists in exchange for RSUs or, under certain circumstances, cash. The ratio of the exchange was determined by establishing a value for the current options using the Black-Scholes model and the current stock price to value the RSUs. The Company offered the exchange to 121 employees and affiliated radiologists holding options covering 2.0 million shares of the Company’s common stock. The exchange program resulted in options covering 1.6 million shares being exchanged for RSUs covering approximately 75,000 shares and cash of $0.1 million. The chief executive officer, chief operating officer, chief financial officer, vice president of sales and members of the Company’s Board of Directors, were not eligible to participate in the exchange.

7. COMPUTATION OF EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations.

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In thousands, except share data)
Numerator:
Net income (loss) available to common stockholders	$2,094	$2,771	$(50,519)	$3,501

Denominator:
Weighted average common shares outstanding-basic	26,490,880	30,426,531	26,569,576	30,435,363
Effect of dilutive stock options, restricted stock units, and warrants (a)	467,813	1,016,287	—	913,177
Effect of contingently issuable shares	—	—	—	62,713

Weighted average common shares outstanding-dilutive	26,958,963	31,442,818	26,569,576	31,411,253

Earnings (loss) per common share—basic	$0.08	$0.09	$(1.90)	$0.12
Earnings (loss) per common share—diluted	$0.08	$0.09	$(1.90)	$0.11

Anti-dilutive shares excluded from calculation	2,993,156	2,901,965	3,635,310	2,594,087

(a)	The effects of the shares which would be issued upon exercise of these options and restricted stock units have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.

8. INCOME TAXES

In accordance with interim reporting requirements, the Company uses an estimated annual effective tax rate for computing its provision for income taxes. The effective rates for the three months ended June 30, 2009 and 2008 were 39.2% and 37.7%, respectively, with the difference in effective rates attributable to the Company’s reduced investment in tax exempt securities The effective rates for the six months ended June 30, 2009 and June 30, 2008 were a benefit of (19.7%) and an expense of 38.2%, respectively. The company recorded a non-cash goodwill impairment charge in the quarter ended March 31, 2009, resulting in an overall loss for the six months ended June 30, 2009. A portion of the goodwill impairment charge is not deductible for tax, reducing the overall tax benefit. The company had pre-tax income for the six months ended June 30, 2008. The difference in effective rates for the six months ended June 30, 2009 and June 30, 2008 is due to the lower tax benefit arising from non-deductible goodwill and the comparison of current tax benefit to tax expense in the prior period.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the condensed consolidated balance sheet at fair value. The Company designates at inception whether the derivative contract is considered hedging or non-hedging in accordance with SFAS 133.

In December 2008, the Company settled the two interest rate swap contracts entered into during 2007 resulting in a cash payment by the Company of $5.3 million. The pre-tax net unrealized loss within accumulated other comprehensive income associated with the cancelled interest rate swap contracts of $5.3 million is being amortized to interest expense over the original lives of the contracts, $2.9 million of which will be amortized to interest expense over the next 12 months. The cancelled swaps were replaced with five interest rate swaps with a combined notional amount of $93.5 million. All contracts expire on June 30, 2014 and, while in effect, will maintain an effective interest rate on the Company’s outstanding debt of approximately 4.95%. The contracts were initiated to maintain compliance with debt requirements and to protect the Company against changes in the interest payments associated with its variable-rate long-term debt, and therefore are considered cash flow hedges. As a result, as long as the swap is deemed highly effective, changes in the fair value of the swaps are recorded as either an asset (a gain position), or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of stockholders’ equity.

At June 30, 2009 and December 31, 2008, the fair value of the interest rate swap contracts resulted in a net unrealized gain and loss of $2.1 million and $(1.4) million, respectively. The fair value of the interest rate swap contracts are found within Other Assets and Other Liabilities on the Company’s balance sheet. For the three and six months ended June 30, 2009, the amount of hedge ineffectiveness was $0.3 million and $0.2 million and is presented in the Company’s Condensed Consolidated Statements of Operations as a benefit in interest expense.

10. FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements (“SFAS 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company uses quoted market prices for identical assets to measure the fair value of its investments in money market funds and marketable securities and therefore considers all of the Company’s money market funds and marketable securities as Level 1.

The Company has determined that its interest rate swaps are Level 2 in the fair value hierarchy discussed above. As discussed in Note 4, the Company’s interest rate swaps are based on a LIBOR rate. Fair value for the interest rate swaps are based on a model-derived valuation using the LIBOR rate, which is observable at commonly quoted intervals for the full term of the swap.

As discussed in Note 1 and in accordance with the provisions of SFAS 142, goodwill with a carrying amount of $68.7 million was written off based on its implied fair value of $0, resulting in a non-cash impairment charge of $68.7 million. The implied fair value of the goodwill was determined using Level 3 inputs of the fair value hierarchy using a discounted cash flow analysis.

The fair values of the money market funds and marketable securities using Level 1 inputs on a recurring basis as of June 30, 2009 were $36.5 million and $5.0 million, respectively. The fair value of the interest rate swap contracts using Level 2 inputs on a recurring basis as of June 30, 2009 was $2.1 million.

11. SHARE REPURCHASE

In December 2008, the Company initiated a program to repurchase up to $10.0 million in shares of Company common stock. As of December 31, 2008, the Company had purchased and retired 1.1 million shares at a cost of $4.5 million pursuant to such program. The remaining $5.5 million authorized to be repurchased under the program was purchased in January 2009 and resulted in the retirement of another 1.1 million shares. All shares were repurchased in the open market pursuant to a SEC Rule 10b5-1 repurchase plan established by the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

This quarterly report contains forward-looking statements that involve risks and uncertainties. The statements contained in this quarterly report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements relating to future economic conditions in general and statements about our future:

•	strategy and business prospects,

•	development and expansion of services, and the size, growth, and leadership of the potential markets for these services,

•	development of new customer relationships and products,

•

sales, earnings, income, expenses, operating results, tax rates, operating and gross profit margins, valuations, receivables, reserves, liquidity, investment income, currency rates, stock option exercises, capital resource needs, customers, and competition,

•	ability to obtain and protect our intellectual property and proprietary rights, and,

•	acquisition, transaction costs, and adjustments.

All of these forward-looking statements are based on information available to us on the date of this quarterly report. Our actual results could differ materially from those discussed in this quarterly report. The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II Item 1A of this report entitled “Risk Factors.”

Overview

NightHawk Radiology Holdings, Inc. is leading the transformation of the practice of radiology by providing high-quality, cost-effective solutions to radiology groups and hospitals throughout the United States. We provide the most complete suite of solutions, including professional services, business services, and our advanced, proprietary clinical workflow technology, all designed to increase efficiencies and improve the quality of patient care and the lives of physicians who provide it. Our independent contractor team of American Board of Radiology-certified, state-licensed and hospital-privileged physicians, located in the United States and around the world, provides services 24 hours per day, seven days a week, for approximately 28% of all U.S. hospitals.

Our team of American Board of Radiology-certified, U.S. state-licensed and hospital-privileged affiliated radiologists uses our proprietary workflow technology to provide professional services (“interpretations”, “exams”, “scans” or “reads”) to our customers in the United States. The reads that we provide consist primarily of off-hours preliminary reads, but increasingly include final and sub-specialty interpretations. In addition to these professional services, we also provide our customers with cardiac 3D reconstructions, clinical workflow technology, and business services, all designed to enhance the care they provide to patients and improve the efficiency of their practices. For more information, visit our website at www.nighthawkrad.net.

Recent Developments

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

Trends in our Business and Results of Operations

Service Revenue

We generate revenue from a number of sources, including off-hours preliminary exams, business services offerings and final and subspecialty interpretations. The revenue growth that we have historically experienced has been due in large part to the growth of our off-hours preliminary business, which continues to make up the bulk of our revenue. The market for off-hours preliminary interpretations has historically experienced rapid volume growth. This volume growth has been driven by an increase in our customer base, an increase in utilization of our services by our customers, acquisitions, an expansion of our service hours, a high customer retention rate and growth in the use of diagnostic imaging technologies and procedures in the healthcare industry in general. In recent quarters, however, our volume growth in the off-hours preliminary business has slowed as the market for these services has matured and become more competitive. As a result of these factors, we have seen the average price for our preliminary reads decline and have also experienced customer losses which, combined, have caused our revenues from our off-hours preliminary business to decline in recent periods. We expect these challenges to continue in the foreseeable future which will affect our ability to grow revenue organically in our off-hours preliminary business. In response to such trends, our strategy is to sell new services (including final interpretations and business services) to our existing customers by communicating their value and demonstrating the advantages we offer over our competitors. Our future growth depends primarily upon our ability to successfully execute that strategy while also effectively responding to competitive pressures in the market for off-hours preliminary exams. Our new services accounted for approximately 24% of our total revenue in the second quarter of 2009, up from 20% in the second quarter of 2008.

Professional Services Expense

Professional service expenses consist primarily of the fees we pay to our affiliated radiologists, any physician stock-based compensation, the premiums for medical liability insurance, and any medical liability claims loss expenses. Since inception, our professional service fees have increased in absolute dollars each year, primarily due to the addition of new affiliated radiologists to perform an increased workload volume as our business has grown. We expect that our professional service fees will continue to fluctuate in absolute dollars as volumes vary.

Our medical liability expense has also increased in absolute dollars each year since inception, primarily due to the increasing number of scans as our business has grown. We expect our medical liability premiums and our incurred but not reported (“IBNR”) expense to continue to fluctuate as volumes vary.

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

Sales, General and Administrative Expense

Our sales, general and administrative expense consists primarily of salaries and related expenses for all employees, employee stock-based compensation, information technology and telecommunications expenses, costs associated with licensing and privileging our affiliated radiologists, facilities and office-related expenses, sales and marketing expenses and other general and administrative expenses. Our sales, general and administrative expense has increased in absolute dollars since inception primarily as a result of increased payroll expenses in connection with higher headcount in support of the growth in our business. In the coming quarters, we expect our sales, general and administrative expenses to remain roughly flat as we invest in our information technology platform and our sales and marketing capabilities, offset by savings realized from our cost reduction initiatives that began in 2008.

The amount of employee stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding shared-based awards and the valuation criteria used at the time of the grant. The amount of expense is also impacted by the accelerated method we use to expense these awards and by forfeitures of non-vested awards.

Trends in Interest Expense

Interest on our term loan borrowings is at variable rates. Since 2007, we have hedged the risk associated with fluctuations in interest rates by entering into interest rate swap contracts. In December 2008, in response to interest rates falling to historically low levels, we settled our original interest rate swap contracts and entered into new interest rate swap contracts. Our new effective interest rate and actual cash payments for interest under these hedges will be 4.95% for the remaining life of the loan. The swap contracts expire in June 2014. Over the next four quarters our reported interest rate will be higher than our stated effective rate due to the amortization of losses from our original swap contracts.

Trends in Income Tax Expense

Income tax expense consists of U.S federal, state, and foreign jurisdiction income taxes. We expect our income tax expense to fluctuate due to changes to the Internal Revenue Code and the apportionment of our business geographically with regards to state taxes. Our income tax expense may also increase or fluctuate in future periods if our actual stock compensation deductions are less than our previously recognized tax benefit under SFAS 123(R).

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

As of June 30, 2009, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. The policies disclosed included the use of estimates, stock-based compensation, purchase accounting and long-lived assets including goodwill and other acquired intangible assets, income taxes, and derivative accounting.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of service revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service revenue	100%	100%	100%	100%
Operating costs and expenses:
Professional services	43	40	43	41
Sales, general and administrative	38	39	38	41
Depreciation and amortization	6	7	7	7
Goodwill impairment	—	—	85	—

Total operating costs and expenses	87	86	173	89

Operating income (loss)	13	14	(73)	11
Other income (expense):
Interest expense	(5)	(5)	(5)	(5)
Interest income	—	1	—	1
Other, net	—	—	—	—

Total other income (expense)	(5)	(4)	(5)	(4)

Income (loss) before income taxes	8	10	(78)	7
Income tax expense (benefit)	3	4	(15)	3

Net income (loss)	5	6	(63)	4

Comparison of Three Months Ended June 30, 2009 and June 30, 2008

Service Revenue

	Three Months Ended June 30,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Service revenue	$42,340	$42,758	$(418)	(1)%

The decrease in service revenue for the three months ended June 30, 2009 relative to the three months ended June 30, 2008 primarily consists of a decrease of $2.2 million in preliminary read revenue offset by an increase of $1.0 million in final read revenue and $0.6 million in business service revenue.

The preliminary read revenue decline was predominately due to a 9% price decline for the period. Preliminary read volumes increased 2% over the same period, consisting of same site growth of 9% and new customer volumes of 6%, offset by a 13% decrease in volumes from the cumulative impact of customers lost over the past 12 months.

The increase in final read revenue was due predominantly to a 22% increase in volumes. New customer volume for final reads grew 49% and was offset in part by a 6% decrease in same site volumes and 22% decrease in volumes from the impact of customers lost over the past 12 months. Pricing for final reads was flat for the period.

Operating Costs and Expenses

Professional Services

	Three Months Ended June 30,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Professional services	$18,305	$17,036	$1,269	7%
Percentage of service revenue	43%	40%

The increase in professional services expense of $1.3 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily attributable to higher preliminary and final read volumes.

Sales, General and Administrative Expense

	Three Months Ended June 30,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Sales, general and administrative expense	$15,984	$16,463	$(479)	(3)%
Percentage of service revenue	38%	39%

The decrease in sales, general and administrative expense resulted primarily from lower compensation costs, largely severance and stock-based compensation expenses compared to the prior period, and lower facilities and overhead costs, offset by payroll costs related to increased headcount in our information technology, sales and marketing departments.

Comparison of Six Months Ended June 30, 2009 and June 30, 2008

Service Revenue

	Six Months Ended June 30,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Service revenue	$81,139	$84,446	$(3,307)	(4)%

The decrease in service revenue for the six months ended June 30, 2009 relative to the six months ended June 30, 2008 primarily consists of a decrease of $5.6 million in preliminary read revenue offset by an increase of $1.4 million in final read revenue and $0.7 million in business service revenue.

The preliminary read revenue decline was predominately due to an 8% price decline. Preliminary read volume was essentially flat. The increase in final read revenue was due to a combination of a 6% increase in the average price due to a modality shift towards more complex exams and an 8% volume increase primarily driven by new customers.

Operating Costs and Expenses

Professional Services

	Six Months Ended June 30,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Professional services	$34,961	$34,903	$58	—%
Percentage of service revenue	43%	41%

The slight increase in professional services expense for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily attributable to increases in professional service fees of $0.6 million related to higher volumes offset by lower physician stock-based compensation expense of $0.7 million.

Sales, General and Administrative Expense

	Six Months Ended June 30,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Sales, general and administrative expense	$30,718	$34,634	$(3,916)	(11)%
Percentage of service revenue	38%	41%

The decrease in sales, general and administrative expense resulted primarily from lower compensation costs, largely severance and stock-based compensation expenses compared to the prior period, and lower facilities and overhead costs, offset by payroll costs related to increased headcount in our information technology, sales and marketing departments.

Goodwill Impairment

We recorded a $68.7 million goodwill impairment charge during the quarter ended March 31, 2009 due to our determination that the fair value of goodwill was less than the carrying value. The goodwill impairment charge was non-cash and does not affect our operations, cash flow or cash position.

Income Tax Expense (Benefit)

	Six Months Ended June 30,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Income tax expense (benefit)	$(12,381)	$2,165	$(14,546)	(672)%
Percentage of service revenue	(15)%	3%

The change in our income tax expense was due primarily to the goodwill impairment charge recorded during the six months ended June 30, 2009 resulting in a tax benefit for the period.

Liquidity and Capital Resources

Capital Resources

Our capital resources include cash, cash equivalents and marketable securities. The tables below highlight significant aspects of our capital resources.

	June 30, 2009	December 31, 2008
	(In millions)
Capital resources
Cash and cash equivalents	$47.1	$47.2
Marketable securities	5.0	—

Total	$52.1	$47.2

Cash Flow Activities

The tables below highlight significant aspects of our cash flow activities.

	Six Months Ended June 30,
	(In millions)
	2009	2008
Cash flow activities
Net cash provided by (used in):
Operating activities	$14.5	$13.3
Investing activities	(7.1)	10.9
Financing activities	(7.4)	(17.9)

Increase in cash and cash equivalents	$—	$6.3

The discussion below highlights significant aspects of our cash flows.

Net Cash Provided by Operating Activities

Since our inception in August 2001, we have funded our operations primarily from cash flows generated by our operating activities, the sale and issuance of shares of capital stock and the incurrence of long-term debt.

For the six months ended June 30, 2009, we generated net cash from operations of $14.5 million from a net loss of $(50.5) million. Significant non-cash charges that affected our net loss but which did not impact our net cash from operations during this period include the goodwill impairment of $68.7 million and associated deferred income tax benefit of $14.2 million, depreciation and amortization of $5.5 million, and stock compensation expense of $2.6 million. Significant changes in operating assets and liabilities include an increase in prepaid and other assets of $1.0 million and a decrease in accounts receivable of $0.8 million due to an increased collections rate during the period.

For the six months ended June 30, 2008, we generated net cash from operations of $13.3 million from net income of $3.5 million. Significant non-cash charges that affected net income that did not impact our net cash from operations during this period include depreciation and amortization of $5.8 million and stock compensation expense of $5.2 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $7.1 million for the six months ended June 30, 2009 compared to $10.9 million provided by investing activities for the six months ended June 30, 2008. For the six months ended June 30, 2009, net cash used in investing activities was attributable to the purchase of marketable securities of $5.0 million and capital spending of $2.1 million related to software and computer equipment purchases. For the six months ended June 30, 2008, net cash provided by investing activities of $10.9 million was primarily attributable to net proceeds from sales of marketable securities of $20.7. Partially offsetting this increase was an earnout payment of $6.5 million paid to the former owners of The Radlinx Group, Ltd., which we acquired in April 2007, as well as capital spending during that period of $3.3 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $7.4 million for the six months ended June 30, 2009 and was primarily attributable to (i) the repurchase of $6.5 million of our common stock, which we completed in January 2009, (ii) debt payments of $0.5 million, and (iii) $0.4 million of costs related to an amendment to our debt facility agreement that we entered into in April 2009 the amendment agreement of our debt. Net cash used in financing activities was $17.9 million for the six months ended June 30, 2008 and was primarily attributable to the tender offer repurchase of $18.0 million of our common stock in June 2008.

Financial Condition and Liquidity

We expect our short and long-term liquidity needs to consist primarily of working capital, increased capital expenditures related to information technology and any future acquisitions. We may also have liquidity needs arising from any repurchases of shares of our common stock and if we elect or are required to make principal repayments under our term loan agreement. Our term loan is subject to mandatory prepayment under certain circumstances, including in connection with our receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events. In addition, our term loan requires a principal payment under certain circumstances in the amount of our excess cash flow as defined in our loan agreement. Finally, we may elect from time to time to make additional principal prepayments on our debt in order to optimize our capital structure. We anticipate funding any such elective or required principal repayments out of our available cash and cash equivalents.

We intend to fund future liquidity needs from current capital resources and cash generated from operations. We believe our capital resources are invested in appropriate investments and will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table presents a summary of our contractual obligations as of June 30, 2009:

(in millions)	Payments Due Within
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt obligations (a)	$1.0	$1.9	$1.7	$89.0	$93.6
Interest on long-term borrowings (b)	4.6	9.1	7.8	0.4	21.9
Operating lease commitments	2.0	3.9	3.1	3.1	12.1

Total contractual obligations	$7.6	$14.9	$12.6	$92.5	$127.6

(a)	See Note 4 LONG-TERM DEBT to the condensed consolidated financial statements included in Item 1 of the Quarterly Report on Form 10-Q for more information.
(b)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the effective rate as of June 30, 2009 including the impact of current interest rate swap contracts.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

During the periods covered by this quarterly report, substantially all of our customers are in the United States and thus revenue is denominated in U.S. dollars. Although some of our affiliated radiologists work from our centralized reading facilities in Australia and Switzerland, the professional service fees we pay to our affiliated radiologists are denominated primarily in U.S. dollars. As a result, only our support personnel and facility costs in those countries present foreign currency exchange risks. Because we are not currently subject to material foreign currency exchange risk, we have not, to date, entered into any foreign exchange hedging contracts. If a weakening U.S. dollar requires us to increase the amounts we pay to our affiliated radiologists in the future in order to maintain a constant level of compensation, our results of operations and cash flows could be affected. Currently, any foreign exchange risks are related to the foreign currency exchange rates between the U.S. dollar and the Australian dollar and between the U.S. dollar and the Swiss franc.

Interest Rate Sensitivity

As of June 30, 2009, we had cash and cash equivalents totaling $47.1 million. These amounts were invested in interest-bearing money market accounts and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, any declines in interest rates will reduce future investment income.

As of June 30, 2009, we had $93.6 million in variable rate debt. Because of the interest rate swap contracts entered into during the fourth quarter of 2008, this outstanding debt is not subject to interest rate fluctuation until such contracts expire on June 30, 2014. For more information on our interest rate hedging activities, see Note 9 “Derivative Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of the Quarterly Report on Form 10-Q.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2009, there were no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

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

We structure our relationships with our affiliated radiologists in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that our affiliated radiologists are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If the Internal Revenue Service (or other state, federal or foreign courts) were to determine that our affiliated radiologists are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes, would be liable for unpaid past taxes by our affiliated radiologists and may be subject to penalties, all of which may materially harm our business and operating results. Although in connection with its audit of our tax filing for 2006, the Internal Revenue Service (the “IRS”) initially indicated that their preliminary finding would be that our affiliated radiologists should be characterized as employees as opposed to independent contractors, the IRS has recently informed us they are no longer going to pursue this matter. If the IRS were to determine in any future audits that our affiliated radiologists should be characterized as employees, we would expect to appeal any such finding.

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

Current health care reform initiatives targeting diagnostic imaging could adversely impact our customers or the overall imaging market, resulting in an adverse impact on our business.

Current health care reform initiatives have targeted diagnostic imaging as an area for reimbursement cuts, utilization management, and other reform measures. Although the ultimate outcome of these reform efforts remains uncertain, the proposed reforms could adversely affect the overall imaging market and our customers by, among other things, reducing the growth in, or overall number of, diagnostic imaging procedures performed, and the payments to radiology groups and facilities for such procedures. While our direct exposure to these reforms is believed to be limited due to the nature of our services as primarily emergent, hospital-based interpretations and due to our business model of principally contracting with radiology groups for outsourced interpretations, reduced diagnostic imaging demand, as well as reduced reimbursement to groups and facilities that utilize our services could in turn adversely affect our business.

Our growth and our continued operations could strain our personnel, management and infrastructure resources, which may harm our business.

The continued growth and evolution in our business and our operations has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We also anticipate that further growth will be required to address increases in the scope of our operations and size of our customer base. Our success will depend in part upon the ability of our senior management team to manage this growth.

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

Our operations depend on the uninterrupted performance of our information systems, which are substantially dependent on systems we have developed internally since our inception as well as systems provided by third parties over which we have little control. Failure to maintain reliable information systems, or disruptions in our information systems could cause disruptions and delays in our business operations which could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in the healthcare industry directed at controlling healthcare costs and perceived over-utilization of diagnostic radiology procedures could reduce the volume of radiological procedures performed. For example, in an effort to contain increasing imaging costs, the U.S. government is considering what some managed care organizations and private insurers have already adopted – namely, instituting pre-authorization policies which require physicians to pre-clear orders for diagnostic radiology procedures before those procedures can be performed. If pre-clearance protocols are broadly instituted by Medicare and/or throughout the healthcare industry, the volume of radiological procedures could decrease, resulting in pricing pressure and declining demand for our services. In addition, it is often alleged that many physicians order diagnostic procedures even when the procedures may have limited clinical utility in large part to establish a record for defense in the event of a medical liability claim. Changes in tort law could reduce the number of radiological procedures ordered for this purpose and therefore reduce the total number of radiological procedures performed each year, which could harm our operating results.

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

Our founders and our former chairman and chief executive officer along with our other current five percent or greater stockholders and affiliated entities collectively own a relatively large percentage of the outstanding shares of our common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified Board of directors so that not all members of our board are elected at one time,

•	provide that directors may only be removed “for cause,”

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt,

•	eliminate the ability of our stockholders to call special meetings of stockholders,

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders,

•	provide that the Board of directors is expressly authorized to make, alter or repeal our bylaws, and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of the Company’s stockholders was held on April 17, 2009.

(b)	At the annual meeting, stockholders of record on February 24, 2009 were entitled to vote 26,465,822 shares of common stock. A total of 22,246,909 shares were represented at the meeting. The results of voting at the annual meeting are summarized below:

(1) Nominees for election to Director, to hold office for a term as defined in the proxy statement and until a successor is duly elected and qualified:

	For	Withheld
Paul E. Berger, M.D.*	20,559,776	1,687,133
David J. Brophy, Ph.D.	20,888,999	1,357,910

* On June 8, 2009, Paul E. Berger resigned from our Board of Directors. On June 17, 2009, the Board appointed Mr. Jeff Terrill to fill the vacancy created by Paul Berger’s resignation.

Additional directors whose terms of office continued after the meeting include Peter Y. Chung, Charles M. Bland, and David M. Engert.

(2) Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditor for the year ending December 31, 2009:

For	Against	Abstain
21,850,320	374,650	21,939

ITEM 6.	Exhibits

Exhibit Number	Description
10.34*(1)	Letter Agreement, dated June 12, 2009, between the Company and Jeff Terrill.

10.35	Sublease Agreement dated June 5, 2009 between the Company and eFunds Corporation.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on June 17, 2009.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

Date: August 5, 2009	By:	/S/ DAVID M. SANKARAN
David M. Sankaran
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)