Form 10-Q
period 2009-09-30
NightHawk Radiology Holdings Inc
filed 2009-11-06
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51786

NightHawk Radiology Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0722777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4900 N. Scottsdale Road, 6th Floor, Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip code)

(208) 676-8321

(Registrant’s telephone number, including area code)

601 Front Avenue, Suite 502, Coeur d’Alene, Idaho, 83814

(Registrant’s former address)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 18, 2009, 23,542,807 shares of the Registrant’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service revenue	$43,453	$43,441	$124,592	$127,887
Operating costs and expenses:
Professional services	20,216	18,340	55,178	53,243
Sales, general, and administrative	15,289	15,367	46,007	50,002
Depreciation and amortization	2,708	2,829	8,220	8,585
Goodwill impairment	—	—	68,718	—

Total operating costs and expenses	38,213	36,536	178,123	111,830

Operating income (loss)	5,240	6,905	(53,531)	16,057
Other income (expense):
Interest expense	(2,476)	(2,090)	(6,703)	(6,466)
Interest income	30	307	136	1,210
Other, net	(5)	114	(13)	102

Total other income (expense)	(2,451)	(1,669)	(6,580)	(5,154)

Income (loss) before income taxes	2,789	5,236	(60,111)	10,903
Income tax expense (benefit)	1,070	1,953	(11,311)	4,119

Net income (loss)	$1,719	$3,283	$(48,800)	$6,784

Earnings (loss) per common share:
Basic	$0.07	$0.11	$(1.87)	$0.23
Diluted	$0.07	$0.11	$(1.87)	$0.22
Weighted averages of common shares outstanding:
Basic	25,118,166	28,573,349	26,080,456	29,810,161
Diluted	26,003,632	29,733,210	26,080,456	30,852,398

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$24,911	$47,160
Marketable securities	5,999	—
Trade accounts receivable, net	24,193	24,393
Deferred income taxes	883	855
Prepaid expenses and other current assets	5,311	6,231

Total current assets	61,297	78,639

Property and equipment, net	13,088	10,528
Goodwill	—	68,718
Intangible assets, net	74,278	79,616
Deferred income taxes	16,908	4,082
Other assets, net	4,011	3,566

Total	$169,582	$245,149

LIABILITIES
Current liabilities:
Accounts payable	$7,078	$6,327
Accrued expenses and other liabilities	3,444	3,617
Accrued payroll and related benefits	4,090	3,783
Long-term debt, due within one year	833	955

Total current liabilities	15,445	14,682

Insurance reserve	4,233	3,705
Long-term debt	80,581	93,145
Other liabilities	2,285	3,850

Total liabilities	102,544	115,382

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock—150,000,000 shares authorized; $.001 par value; 23,534,226 and 27,590,774 shares issued and outstanding	24	28
Additional paid-in capital	220,867	237,429
Retained earnings (deficit)	(152,316)	(103,516)
Accumulated other comprehensive loss	(1,537)	(4,174)

Total stockholders’ equity	67,038	129,767

Total	$169,582	$245,149

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(48,800)	$6,784
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,220	8,585
Goodwill impairment	68,718	—
Amortization of debt issuance costs and effect of interest rate swaps	3,181	486
Deferred income taxes	(14,497)	(574)
Non-cash stock compensation expense	3,794	7,062
Other, net	577	796
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade accounts receivable, net	(286)	(1,272)
Prepaid expenses and other assets	776	(11)
Accounts payable	(422)	99
Accrued expenses and other liabilities	99	756
Accrued payroll and related benefits	172	219

Net cash provided by operating activities	21,532	22,930

Cash flows from investing activities:
Purchase of marketable securities	(10,989)	(26,390)
Proceeds from maturities of marketable securities	5,000	33,755
Proceeds from the sale of marketable securities	—	23,302
Purchase of property and equipment	(4,414)	(4,112)
Cash paid for acquisitions	—	(7,650)

Net cash (used in) provided by investing activities	(10,403)	18,905

Cash flows from financing activities:
Repayment of debt	(12,686)	(750)
Proceeds from exercise of stock options	91	556
Excess tax benefit from exercise of stock options	46	234
Purchase and retirement of common stock	(20,342)	(18,592)
Debt amendment costs	(434)	—
Cash exchange for stock options	(53)	—

Net cash used in financing activities	(33,378)	(18,552)

Net (decrease) increase in cash and cash equivalents	(22,249)	23,283
Cash and cash equivalents—beginning of period	47,160	31,956

Cash and cash equivalents—end of period	$24,911	$55,239

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,506	$5,416
Cash paid for income taxes	3,023	3,991
Non-cash investing and financing activities:
Purchases of equipment included in accounts payable	1,031	284
Earnout liability included in accrued expenses settled in stock	—	2,078

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$1,719	$3,283	$(48,800)	$6,784
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(1,537)	101	1,739	35
Reclassification adjustments for net losses on interest rate swaps included in net income	884	—	2,652	—
Foreign currency translation adjustments	(36)	—	(111)	—
Less: deferred income taxes	255	(37)	(1,643)	(5)

Net other comprehensive income (loss)	(434)	64	2,637	30

Comprehensive income (loss)	$1,285	$3,347	$(46,163)	$6,814

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the Company’s results for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of the Company’s 2008 Annual Report on Form 10-K filed with the SEC on February 19, 2009. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the entire fiscal year.

The Company’s unaudited condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosure normally included in our annual consolidated financial statements have been condensed or omitted.

We have evaluated subsequent events through November 5, 2009, the date of issuance of the condensed consolidated financial statements.

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

Trade Accounts Receivable—Trade accounts receivable represent receivables for services and are recorded at the invoiced amount and are non-interest bearing. Company management reviews past due accounts receivable to identify specific customers with known disputes or collectability issues. As of September 30, 2009 and December 31, 2008, the Company had reserved $0.9 million and $1.1 million, respectively, for doubtful accounts based on its estimate of the collectability of outstanding receivables as of those dates. When the Company determines that a receivable is not recoverable, the amount is removed from the financial records along with the corresponding reserve balance. During the first nine months of 2009 the Company removed $0.8 million of specifically identified uncollectible accounts receivable and the corresponding reserves from its financial records.

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

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Cost of computer software for internal use is capitalized and accounted for in accordance with the Intangibles-Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC Topic 350) (formerly Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use). Capitalized costs are amortized based on their expected useful lives.

Depreciation expense for the three month periods ended September 30, 2009 and 2008 was $1.0 million and $0.9 million, respectively, and $2.9 million for each of the nine month periods ended September 30, 2009 and 2008.

Goodwill Impairment—As required by the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification (ASC Topic 350) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets), an interim test for impairment must be performed whenever impairment indicators are present. As a result of the difficult macroeconomic environment and significant decline in the market price of the Company’s common stock as of March 31, 2009, the Company determined that an impairment indicator was present related to its goodwill. The Company performed this interim impairment testing as of March 31, 2009 and determined that the fair value of its recorded goodwill, estimated using discounted cash flow analyses and reconciled to its market capitalization, was less than the carrying value. Based on this testing, the Company concluded that its goodwill balance of $68.7 million was fully impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $68.7 million in the three months ended March 31, 2009.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets—In accordance with the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification (ASC Topic 360) (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company performs impairment tests using discounted cash flows, valuation analyses or comparisons to recent sales or purchase transactions to determine estimated fair value. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

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

The Company records reserves for both asserted and IBNR amounts. Asserted claims are reserved based upon the Company’s best estimate of future probable costs in accordance with the Contingencies Topic of the FASB Accounting Standards Codification (ASC Topic 450) (formerly SFAS No. 5, Accounting for Contingencies). The IBNR reserve is intended to cover potential medical claims which have not yet been asserted that might arise related to past medical services performed by the Company’s affiliated radiologists. IBNR amounts are estimated using historical claims information and actuarial-based industry indices.

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash, cash equivalents, and marketable securities with high quality credit institutions. As of September 30, 2009 and December 31, 2008, a total of $24.9 million and $7.5 million, respectively, of cash and cash equivalents exceeded federal government insured amounts. None of our customers represent more than 10% of our annual revenue.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Recent Accounting Standards—In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of Useful Life of Intangible Assets, which can now be found within the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification (ASC Topic 350). This standard amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This topic also includes required expanded disclosure related to the determination of intangible asset useful lives, which became effective on January 1, 2009. The Company adopted this new accounting pronouncement as of January 1, 2009 and the impact of adoption was not significant.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities which amends and expands the disclosure requirements of as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and became effective on January 1, 2009. These pronouncements can be found in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (ASC Topic 815). The Company adopted this new accounting pronouncement as of January 1, 2009 and the impact of adoption was not significant.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations which (i) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effect of the business combination. This pronouncement which can be found in the Business Combinations Topic of the FASB Accounting Standards Codification (ASC Topic 805) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 and became effective on January 1, 2009. The Company adopted this new accounting pronouncement as of January 1, 2009 and the impact of adoption was not significant.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which requires that all entities in which its parent has a controlling financial interest be consolidated into the parent at 100 percent of fair value and the parent’s consolidated net income include amounts attributable to both the parent and noncontrolling interest. This guidance can be found in the Consolidation Topic of the FASB Accounting Standards Codification (ASC Topic 810). ASC Topic 810 clarifies that non-controlling interests in subsidiaries be presented as equity and any changes to the ownership interest are considered equity transactions provided the parent maintains its controlling financial interest in the subsidiary. This pronouncement became effective on January 1, 2009. The Company adopted this new accounting pronouncement as of January 1, 2009 and the impact of adoption was not significant.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is effective for the Company for the quarterly period beginning April 1, 2009. This issuance can be found within the Financial Instruments Topic of the FASB Accounting Standards Codification (ASC Topic 825) and requires an entity to provide the annual disclosures required in its interim financial statements. See Note 4 for fair value disclosure of the Company’s debt, as required by ASC Topic 825.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This guidance can be found in the Subsequent Events Topic of the FASB Accounting Standards Codification (ASC Topic 855). This standard provides guidance on management’s assessment of subsequent events, which are defined as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This standard also requires disclosure of the date through which subsequent events have been evaluated and whether that is the date that the financial statements were issued or available to be issued. ASC Topic 855 is effective for interim or annual fiscal periods ending after June 15, 2009. The Company adopted this new accounting pronouncement as of April 1, 2009 and the impact of adoption was not significant.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which can now be found under the Generally Accepted Accounting Principles Topic of the FASB Accounting Standards Codification (ASC Topic 105). ASC Topic 105 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009. The Company adopted this new accounting pronouncement as of July 1, 2009 and the impact of adoption was not significant.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. MARKETABLE SECURITIES

Marketable securities include various available-for-sale securities. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Gross unrealized gains and losses on marketable securities were not significant at September 30, 2009.

Below are the Company’s marketable securities at fair value:

	September 30, 2009	December 31, 2008
	(In thousands)
Due in one year or less:
U.S. Government and Federal Agency Securities	$5,999	$—

Total Marketable Securities	$5,999	$—

3. INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

A summary of intangible assets is as follows:

		September 30, 2009			December 31, 2008
		(In thousands)
	Estimated Useful Life	Historical Amount	Accumulated Amortization	Net Amount	Historical Amount	Accumulated Amortization	Net Amount
Customer lists and relationships	6-10 years	$30,770	$8,776	$21,994	$30,770	$6,368	$24,402
Tradename and trademarks	5 years	2,820	1,618	1,202	2,820	1,143	1,677
Customer contracts	1-20 years	57,180	6,314	50,886	57,180	4,169	53,011
Noncompete agreements	2-5 years	780	564	216	1,880	1,354	526

		$91,550	$17,272	$74,278	$92,650	$13,034	$79,616

Amortization expense was $1.7 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively, and $5.3 million and $5.6 million for the nine months ended September 30, 2009 and 2008, respectively.

Estimated Amortization Expense:	Amount (In thousands)
Three months ending December 31, 2009	$1,726
Year ending December 31, 2010	6,687
Year ending December 31, 2011	6,452
Year ending December 31, 2012	5,879
Year ending December 31, 2013	5,748
Thereafter	47,786

Total	$74,278

4. LONG-TERM DEBT

The Company has a fully syndicated term loan (the “Term Loan”) pursuant to which the Company has $81.4 million in outstanding borrowings as of September 30, 2009. The Term Loan is required to be repaid in quarterly installments of $0.2 million with the projected remaining balance of $77.7 million payable on the maturity date of July 10, 2014.

Interest under the Term Loan is based, at the option of the Company, on either: (i) a floating per annum rate based on prime rate plus 1.50% or (ii) a floating per annum rate (based upon one, two, three or six-month interest periods), which the Company has chosen, based on LIBOR plus 2.50% (2.79% at September 30, 2009). The Company entered into five interest rate swap contracts during 2008 which, while in place, will maintain a fixed effective interest rate on the Term Loan of approximately 4.95%. See additional discussion of the interest rate swap contracts in Note 9.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Term Loan contains customary covenants and restrictions, is guaranteed by certain of the Company’s wholly owned operating subsidiaries, including NightHawk Radiology Services, LLC, the Company’s primary operating entity, and is collateralized by substantially all of the Company’s assets. The Term Loan is also subject to mandatory prepayment under certain circumstances, including in connection with the Company’s receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events and from the Company’s excess cash flow. The Term Loan may be voluntarily prepaid without premium or penalty. The Company made a voluntary prepayment of $12.0 million on the Term Loan in September 2009.

As of September 30, 2009, the fair value of long-term debt, including the current portion, is estimated to be approximately $76.5 million.

5. COMMITMENTS AND CONTINGENCIES

Litigation—The Company is involved in litigation in the normal course of business. After consultation with legal counsel, Company management estimates that at September 30, 2009 any such matters were expected to be resolved without material adverse effect on the Company’s financial position, results of operations, or cash flows.

In addition to the litigation matters in which the Company is involved in the ordinary course of business, during the third quarter, the Company received a notice from St. Paul Radiology, P.A. in which St. Paul Radiology, P.A. indicated that it believes that the Company is in breach of certain of its obligations under the agreements between St. Paul Radiology, P.A. and the Company. The Company believes such claims are without merit and that the Company has fulfilled all of its obligations under the agreement. However, if such claims are proven to be true and the dispute resolution process is unsuccessful, the Company may be required to remedy the alleged breach, pay damages, or both. Also, if it is determined that there is not an available remedy under the terms of the agreement, St. Paul Radiology, P.A. may be allowed to terminate its agreement with the Company. Although the Company believes the chances of such outcomes are remote, there is always inherent uncertainty of any litigation or arbitration proceeding.

Lease—In July 2009, the Company signed an agreement to sublease its previously vacated facility in Ann Arbor, Michigan. The sublease agreement expires in January 2013 and includes total sublease payments over the life of the agreement of $0.2 million.

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

The Company records reserves for both reported and IBNR amounts. Reported amounts are reserved based upon the Company’s best estimate of future probable costs and totaled $0.7 million and $0.4 million at September 30, 2009 and December 31, 2008, respectively. The reserve for IBNR claims is estimated using historical claims information and actuarial-based industry indices and was $4.2 million at September 30, 2009, and $3.7 million at December 31, 2008.

6. STOCK COMPENSATION PLANS

Stock-Based Award Plans—The Company has two stock-based award plans, the 2004 Stock Plan (the “2004 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). In February 2006, all shares available for grant under the 2004 Plan were rolled over and became available for grant under the 2006 Plan. In addition, on the first day of each fiscal year beginning in 2007, the number of shares available for issuance under the 2006 Plan may be increased by an amount equal to the lesser of (i) 3% of the outstanding shares of the Company’s common stock on the first day of the fiscal year, and (ii) such other amount as the Company’s Board of Directors may determine. As of September 30, 2009, the Company had an aggregate of 5,040,437 shares of its common stock reserved for issuance under the 2004 Plan and 2006 Plan. Of these shares, 897,913 shares were available for future grants and 4,142,524 shares were subject to outstanding stock awards as of September 30, 2009.

The Company’s Board of Directors administers the plans and establishes to whom the awards are granted, and the terms and conditions, including the exercise period, of such awards. All stock options granted have an exercise price equal to or greater than the fair value of the Company’s common stock on the date the option is granted. All restricted stock units (“RSUs”) are granted with an exercise price of zero. Both stock options and RSUs granted generally have contractual terms of ten years and vest over two, three, or four years, depending upon the type of grant. Options and RSUs granted to employees and directors are valued using the Black Scholes option pricing model.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We record physician stock-based compensation expense in connection with any equity-based grants to our affiliated radiologists in accordance with the Compensation-Stock Compensation Topic of the FASB Accounting Standards Codification (ASC Topic 718) (formerly SFAS No. 123 (revised 2004), Share-Based Payment), and the Equity Topic of the FASB Accounting Standards Codification (ASC Topic 505) (formerly Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services).

The amount of physician stock-based compensation expense we record in a given period depends primarily on the number of shares subject to equity-based grants held by our affiliated radiologists, the number of hours worked, and the change in the value of our common stock in that period.

Stock Options

A summary of the Company’s stock-based award activity for employees and non-employees under the 2004 and 2006 plans are as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of July 1, 2009	3,158,224	$5.75
Granted	124,000	4.90
Exercised	(22,740)	1.82
Cancelled	(88,188)	16.11

Outstanding as of September 30, 2009	3,171,296	$5.53	8.14	$8,706

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2009	3,650,770	$12.27
Granted	1,292,000	3.60
Exercised	(50,498)	1.80
Cancelled	(1,720,976)	18.62

Outstanding as of September 30, 2009	3,171,296	$5.53	8.14	$8,706

Exercisable as of September 30, 2009	1,445,955	$6.26	6.76	$3,870
Vested and expected to vest as of September 30, 2009	3,070,705	$5.57	8.10	$8,396

The weighted-average grant-date fair values per share for options granted during the three and nine months ended September 30, 2009 were $2.23 and $1.64, respectively.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restricted Stock Units

Activity related to these restricted stock unit awards is as follows:

Restricted Stock Unit Awards	Number of Awards	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of July 1, 2009	872,690
Granted	120,010
Vested (1)	(9,063)
Cancelled	(12,409)

Outstanding as of September 30, 2009	971,228	1.44	$7,022

Restricted Stock Unit Awards	Number of Awards	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2009	540,355
Granted	521,955
Vested (1)	(35,185)
Cancelled	(55,897)

Outstanding as of September 30, 2009	971,228	1.44	$7,022

Vested and expected to vest as of September 30, 2009	907,510	1.40	$6,561

(1)	The number of restricted stock unit awards vested includes shares withheld on behalf of employees to satisfy the statutory tax withholding requirements.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options and RSUs.

Recognition of Compensation Expense—As of September 30, 2009 the total remaining unrecognized compensation cost related to unvested stock-based employee/director arrangements, net of an estimated forfeiture rate of 8.9%, was $5.2 million and is expected to be recognized over a weighted average period of 1.36 years.

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

The assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Three Months Ended September 30,
	2009	2008
Dividend yield	—	—
Expected volatility	61%	48%
Risk-free interest rates	1.92%	3.02%
Expected term for employees (years)	3.6	3.7
Expected term for non-employee (years)	N/A	10

	Nine Months Ended September 30,
	2009	2008
Dividend yield	—	—
Expected volatility	57%	48%
Risk-free interest rates	1.78%	2.72%
Expected term for employees (years)	4.2	4.0
Expected term for non-employee (years)	N/A	10

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

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Option Exchange—In April 2009, the Company completed an option exchange program pursuant to which the Company exchanged certain outstanding stock options from employees and affiliated radiologists in exchange for RSUs or, under certain circumstances, cash. The exchange was offered on a “value-for-value” basis, whereby we established the exchange ratio such that the fair value of the restricted stock units (or cash) issued in exchange for eligible options would be approximately equal to the fair value of such exchanged options (determined using a Black-Scholes model) at the time immediately prior to the initiation of the exchange. The Company offered the exchange to 121 employees and affiliated radiologists holding options covering 2.0 million shares of the Company’s common stock. The exchange program resulted in options covering 1.6 million shares being exchanged for RSUs covering approximately 75,000 shares and cash of $0.1 million. The chief executive officer, chief operating officer, chief financial officer, vice president of sales and members of the Company’s Board of Directors, were not eligible to participate in the exchange.

7. COMPUTATION OF EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations.

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands, except share data)
Numerator:
Net income (loss) available to common stockholders	$1,719	$3,283	$(48,800)	$6,784

Denominator:
Weighted average common shares outstanding-basic	25,118,166	28,573,349	26,080,456	29,810,161
Effect of dilutive stock options, restricted stock units, and warrants	885,466	1,159,861	—	1,000,580
Effect of contingently issuable shares	—	—	—	41,657

Weighted average common shares outstanding-dilutive	26,003,632	29,733,210	26,080,456	30,852,398

Earnings (loss) per common share—basic	$0.07	$0.11	$(1.87)	$0.23
Earnings (loss) per common share—diluted	$0.07	$0.11	$(1.87)	$0.22

Anti-dilutive shares excluded from calculation (a)	1,375,786	2,922,486	3,587,099	2,765,294

(a)	The effects of the shares which would be issued upon exercise of these options and restricted stock units have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.

8. INCOME TAXES

In accordance with interim reporting requirements, the Company uses an estimated annual effective tax rate for computing its provision for income taxes. The effective rates for the three months ended September 30, 2009 and 2008 were 38.4% and 37.3%, respectively, with the difference in effective rates attributable to the Company’s reduced investment in tax exempt securities. The effective rates for the nine months ended September 30, 2009 and 2008 were 18.8% and 37.8%, respectively, with the difference in effective rates primarily due to the non-deductible portion of the non-cash goodwill impairment charge recorded during the period ended March 31, 2009.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the condensed consolidated balance sheet at fair value. The Company designates at inception whether the derivative contract is considered hedging or non-hedging in accordance with the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (ASC Topic 815), (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities).

In December 2008, the Company settled the two interest rate swap contracts entered into during 2007 resulting in a cash payment by the Company of $5.3 million. The pre-tax net unrealized loss within accumulated other comprehensive income associated with the cancelled interest rate swap contracts of $5.3 million is being amortized to interest expense over the original lives of the contracts, $2.7 million of which will be amortized to interest expense over the next 12 months. The cancelled swaps were replaced with five interest rate swaps with a combined notional amount of $93.5 million. All contracts expire on June 30, 2014 and, while in effect, will maintain an effective interest rate on the Company’s outstanding debt of approximately 4.95%. The contracts were initiated to maintain compliance with debt requirements and to protect the Company against changes in the interest payments associated with its variable-rate long-term debt, and therefore are considered cash flow hedges. As a result, as long as the swap is deemed highly effective, changes in the fair value of the swaps are recorded as either an asset (a gain position), or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of shareholders’ equity.

As principal is repaid on the debt, the combined notional amounts of the five interest rate swaps will be different than the principal balance of the outstanding debt. If this difference is material, it can cause certain of the five interest rate swap layers to be deemed ineffective. Due to voluntary principal prepayments made by the Company, two of the interest rate swap layers have been deemed ineffective. As a result, changes in the fair values of these ineffective layers are recorded as a component of interest expense in the Company’s statement of operations.

At September 30, 2009 and December 31, 2008, the fair value of the interest rate swap contracts resulted in a net unrealized gain and loss of $0.3 million and $(1.4) million, respectively. The fair value of the interest rate swap contracts are found within Other Assets and Other Liabilities on the Company’s balance sheet. For the three and nine months ended September 30, 2009, the amount of hedge ineffectiveness was $(0.2) million and $0.0 million and is presented in the Company’s statement of operations as a component of interest expense.

10. FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC Topic 820) (formerly SFAS No. 157, Fair Value Measurements), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As discussed in Note 1 and in accordance with the provisions of the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification (ASC Topic 350), goodwill with a carrying amount of $68.7 million was written off based on its implied fair value of $0, resulting in a non-cash impairment charge of $68.7 million. The implied fair value of the goodwill was determined using Level 3 inputs of the fair value hierarchy using a discounted cash flow analysis.

The fair values of the money market funds and marketable securities using Level 1 inputs on a recurring basis as of September 30, 2009 were $15.9 million and $6.0 million, respectively. The fair value of the interest rate swap contracts using Level 2 inputs on a recurring basis as of September 30, 2009 was a gain position of $0.3 million.

11. SHARE REPURCHASE

On August 12, 2009, the Company entered into a share repurchase agreement with its founder and former chief executive officer, Dr. Paul E. Berger, pursuant to which it purchased and retired 3,000,000 shares of the Company’s common stock from Dr. Berger at a price of $4.63 per share, or an aggregate purchase price of approximately $13.9 million.

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

Our team of American Board of Radiology-certified, U.S. state-licensed and hospital-privileged affiliated radiologists uses our proprietary workflow technology to provide professional services (“interpretations”, “exams”, “scans” or “reads”) to our customers in the United States and Canada. The reads that we provide consist primarily of off-hours preliminary reads, but increasingly include final and sub-specialty interpretations. In addition to these professional services, we also provide our customers with cardiac 3D reconstructions, clinical workflow technology, and business services, all designed to enhance the care they provide to patients and improve the efficiency of their practices. For more information, visit our website at www.nighthawkrad.net. The information on, or accessible through, our website is not incorporated in this filing.

Recent Developments

Capital structure.

During the nine months ended September 30, 2009, we paid a total of $32.3 million in cash to reduce our outstanding debt and to repurchase shares of our common stock. We believe that these transactions are prudent uses of our cash given our history of strong free cash flow generation and then current level of available cash and investments. Specifically, in the first quarter of 2009, we repurchased 1.1 million shares of our common stock under an open market share repurchase program that we began in December 2008 for approximately $5.5 million, or an average of $4.87 per share. In addition, in the third quarter of 2009, we repurchased 3.0 million shares of our common stock held by our founder and former chief executive officer for approximately $13.9 million, or $4.63 per share. Finally, in September 2009 we made a $12.0 million voluntary principal prepayment reducing the outstanding loan balance on our term loan to approximately $81.4 million.

Goodwill Impairment

The difficult macroeconomic environment and decline in the market price of our common stock as of March 31, 2009, indicated that our goodwill could be impaired. As a result, we performed an impairment test as of March 31, 2009 as required by the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification (ASC Topic 350), (formerly Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets), and determined that the entire goodwill balance of $68.7 million was impaired and we recorded a non-cash goodwill impairment charge of $68.7 million for the three months ended March 31, 2009.

Trends in our Business and Results of Operations

Service Revenue

We generate revenue from a number of sources, including off-hours preliminary exams, business services offerings and final and subspecialty interpretations. The revenue growth that we have historically experienced has been due in large part to the growth in scan volume in our off-hours preliminary business, which continues to make up the bulk of our revenue. The market for off-hours preliminary interpretations has historically experienced rapid volume growth. This volume growth has been driven by an increase in our customer base, an increase in utilization of our services by our customers, acquisitions, an expansion of our service hours, a high customer retention rate and growth in the use of diagnostic imaging technologies and procedures in the healthcare industry in general. In recent quarters, however, our volume growth in the off-hours preliminary business has slowed as the market for these services has matured and become more competitive. As a result of these factors, we have seen the average price for our preliminary reads decline and have also experienced customer losses which, combined, have caused our revenues and margins from our off-hours preliminary business to be flat or decline in recent periods. We expect these challenges to continue in the foreseeable future which will affect our ability to grow revenue organically in our off-hours preliminary business. In response to such trends, our strategy is to sell new services (including final interpretations and business services) to our existing customers by communicating their value and demonstrating the advantages we offer over our competitors. Our future growth depends primarily upon our ability to successfully execute that strategy while also effectively responding to competitive pressures in the market for off-hours preliminary exams.

Professional Services Expense

Professional service expenses consist primarily of the fees we pay to our affiliated radiologists, any physician stock-based compensation, the premiums for medical liability insurance, and any medical liability claims loss expenses. Since inception, our professional service fees have increased in absolute dollars each year, primarily due to the addition of new affiliated radiologists to perform an increased workload volume as our business has grown. We expect that our professional service fees will continue to fluctuate in absolute dollars as volumes vary and we expect our professional services expenses to increase as a percentage of revenue due to the price declines we are experiencing.

Our medical liability expense has also increased in absolute dollars each year since inception, primarily due to the increasing number of scans as our business has grown. We expect our medical liability premiums and our IBNR expense to continue to fluctuate as volumes vary.

We record physician stock-based compensation expense in connection with any equity-based grants to our affiliated radiologists in accordance with the Compensation-Stock Compensation Topic of the FASB Accounting Standards Codification (ASC Topic 718) (formerly SFAS No. 123 (revised 2004), Share-Based Payment, and the Equity Topic of the FASB Accounting Standards Codification (ASC Topic 505) (formerly Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services), and present this expense in our consolidated statements of operations as part of our professional services expense. The amount of physician stock-based compensation expense we record in a given period depends primarily on the number of shares subject to equity-based grants held by our affiliated radiologists, the number of hours worked, and the change in the value of our common stock in that period. Our expense in future periods for physician stock-based compensation will be driven primarily by changes in our stock price, new equity-based grants we make to our affiliated radiologists, and the rate at which those equity-based grants are earned over such periods.

Sales, General and Administrative Expense

Our sales, general and administrative expense consists primarily of salaries and related expenses for our employees, employee stock-based compensation, information technology and telecommunications expenses, costs associated with licensing and privileging our affiliated radiologists, facilities and office-related expenses, sales and marketing expenses and other general and administrative expenses. Our sales, general and administrative expense has increased in absolute dollars since inception primarily as a result of increased payroll expenses in connection with higher headcount in support of the growth in our business. In the coming quarters, we expect our sales, general and administrative expenses to remain roughly flat as we invest in our information technology platform and our sales and marketing capabilities.

The amount of employee stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding shared-based awards and the valuation criteria used at the time of the grant. The amount of expense is also impacted by the accelerated method we use to expense these awards and by forfeitures of non-vested awards.

Trends in Interest Expense

Interest on our term loan borrowings is at variable rates. Since 2007, we have hedged the risk associated with fluctuations in interest rates by entering into interest rate swap contracts. In December 2008, in response to interest rates falling to historically low levels, we settled our original interest rate swap contracts and entered into new interest rate swap contracts. Our new effective interest rate and actual cash payments for interest under these hedges will be 4.95% for the remaining life of the loan. The swap contracts expire in June 2014. Over the next four quarters our reported interest rate will be higher than our stated effective rate due to the amortization of losses from our original swap contracts and amortization of loan closing costs. In addition, interest expense will be impacted by the mark-to-market adjustment of two interest rate swap contracts which have been deemed to be ineffective hedges. Finally, the Company also expects lower interest expense in the future due to lower outstanding debt levels following the $12.0 million principal debt prepayment made in the third quarter of 2009.

Trends in Income Tax Expense

Income tax expense consists of U.S federal, state, and foreign jurisdiction income taxes. We expect our income tax expense to fluctuate due to changes to the Internal Revenue Code and the apportionment of our business geographically with regards to state taxes. Our income tax expense may also increase or fluctuate in future periods if our actual stock compensation deductions are less than our previously recognized tax benefit in accordance with the Compensation-Stock Compensation Topic of the FASB Accounting Standards Codification (ASC Topic 718).

Critical Accounting Estimates and Recent Accounting Standards

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires our management to select and apply accounting policies that best provide the framework to report the results of operations and financial position. The selection and application of those policies requires management to make difficult, subjective and/or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

As of September 30, 2009, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. The policies disclosed included the use of estimates, stock-based compensation, purchase accounting and long-lived assets including goodwill and other acquired intangible assets, income taxes, and derivative accounting.

See Note 1 “Summary of Significant Accounting Policies—Recent Accounting Standards” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding recently adopted and new accounting pronouncements.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of service revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service revenue	100%	100%	100%	100%
Operating costs and expenses:
Professional services	47	42	44	42
Sales, general and administrative	35	35	37	39
Depreciation and amortization	6	7	7	7
Goodwill impairment	—	—	55	—

Total operating costs and expenses	88	84	143	88

Operating income (loss)	12	16	(43)	12
Other income (expense):
Interest expense	(6)	(5)	(5)	(5)
Interest income	—	1	—	1
Other, net	—	—	—	—

Total other income (expense)	(6)	(4)	(5)	(4)

Income (loss) before income taxes	6	12	(48)	8
Income tax expense (benefit)	2	4	(9)	3

Net income (loss)	4	8	(39)	5

Comparison of Three Months Ended September 30, 2009 and September 30, 2008

Service Revenue

	Three Months Ended September 30,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Service revenue	$43,453	$43,441	$12	—%

Service revenue for the three months ended September 30, 2009 was relatively flat compared to the three months ended September 30, 2008. Preliminary read revenue decreased by $2.3 million and was offset by an increase of $2.0 million in final read revenue and a $0.4 million increase in business service revenue.

The preliminary read revenue decline was predominantly due to a 10% price decline from the year ago quarter. Preliminary read volumes increased 4% over the same period, consisting of same site volume growth of 7% and new customer volumes of 7%, partially offset by a 10% decrease in volumes from the cumulative impact of customers lost over the past 12 months.

The increase in final read revenue was predominantly due to a 56% increase in volume. Final read volume growth consisted of new customer growth of 53% and same site volume growth of 22%, partially offset by a 20% decrease in volumes from the impact of customers lost over the past 12 months. Pricing for final reads was down 10% from the year ago quarter.

Operating Costs and Expenses

Professional Services

	Three Months Ended September 30,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Professional services	$20,216	$18,340	$1,876	10%
Percentage of service revenue	47%	42%

The increase in professional services expense of $1.9 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily attributable to a 9% increase in read volumes. The growth in professional services expense as a percentage of revenue is largely due to the declines in the price of preliminary and final reads described above.

Sales, General and Administrative Expense

	Three Months Ended September 30,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Sales, general and administrative expense	$15,289	$15,367	$(78)	(1)%
Percentage of service revenue	35%	35%

Sales, general and administrative expense for the three months ended September 30, 2009 was relatively unchanged from the prior period. Sales, general and administrative expense for the three months ended September 30, 2008 included a one-time $0.7 million restructuring charge. Excluding the effect of the restructuring charge in the third quarter of 2008, sales, general and administrative expense has increased in the current period primarily due to higher payroll and information technology spending, partially offset by reductions in non-cash stock compensation.

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008

Service Revenue

	Nine Months Ended September 30,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Service revenue	$124,592	$127,887	$(3,295)	(3)%

The decrease in service revenue for the nine months ended September 30, 2009 relative to the nine months ended September 30, 2008 primarily consists of a decrease of $7.9 million in preliminary read revenue offset by an increase of $3.4 million in final read revenue and an increase of $1.1 million in business service revenue.

The preliminary read revenue decrease was predominantly due to a 9% price decline from the same period one year ago. Preliminary read volume increased 1% over the same period, consisting of same site volume growth of 7% and new customer volumes of 6%, partially offset by a 12% decrease in volumes from the cumulative impact of customers lost over the past 12 months.

The final read revenue increase was predominantly due to a 24% increase in volume. Final read volume growth consisted of new customer growth of 43% and same site volume growth of 2%, partially offset by a 21% decrease in volumes from the impact of customers lost over the past 12 months. Final read pricing was relatively flat compared to the same period one year ago.

Operating Costs and Expenses

Professional Services

	Nine Months Ended September 30,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Professional services	$55,177	$53,243	$1,934	4%
Percentage of service revenue	44%	42%

The increase in professional services expense of $1.9 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily attributable to a 4% increase in read volumes. Professional service fees increased $2.9 million related to the higher volumes, offset by lower physician stock-based compensation expense of $1.0 million. The growth in professional services expense as a percentage of revenue is largely due to the declines in the price of preliminary and final reads described above.

Sales, General and Administrative Expense

	Nine Months Ended September 30,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Sales, general and administrative expense	$46,007	$50,002	$(3,995)	(8)%
Percentage of service revenue	37%	39%

Sales, general and administrative expense in the nine months ended September 30, 2009 was approximately $4 million lower than in the comparable period of 2008. During 2009, our stock compensation and severance expenses were lower compared to 2008, and were partially offset by higher information technology spending.

Goodwill Impairment

We recorded a $68.7 million goodwill impairment charge during the quarter ended March 31, 2009 due to our determination that the fair value of goodwill was less than the carrying value. The goodwill impairment charge was non-cash and does not affect our operations, cash flow or cash position.

Income Tax Expense (Benefit)

	Nine Months Ended September 30,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Income tax expense (benefit)	$(11,311)	$4,119	$(15,430)	(375)%
Percentage of service revenue	(9)%	3%

The change in our income tax expense was due primarily to the goodwill impairment charge recorded during the nine months ended September 30, 2009 resulting in a tax benefit for the period.

Liquidity and Capital Resources

Capital Resources

Our capital resources include cash, cash equivalents and marketable securities. The tables below highlight significant aspects of our capital resources.

	September 30, 2009	December 31, 2008
	(In millions)
Capital resources
Cash and cash equivalents	$24.9	$47.2
Marketable securities	6.0	—

Total	$30.9	$47.2

Cash Flow Activities

The tables below highlight significant aspects of our cash flow activities.

	Nine Months Ended September 30,
	(In millions)
	2009	2008
Cash flow activities
Net cash provided by (used in):
Operating activities	$21.5	$22.9
Investing activities	(10.4)	18.9
Financing activities	(33.4)	(18.5)

Increase / (decrease) in cash and cash equivalents	$(22.3)	$23.3

The discussion below highlights significant aspects of our cash flows.

Net Cash Provided by Operating Activities

Since our inception in August 2001, we have funded our operations primarily from cash flows generated by our operating activities, the sale and issuance of shares of capital stock and the incurrence of long-term debt. Net cash provided by operating activities of $21.5 million in the nine months ended September 30, 2009 was down from $22.9 million in the nine months ended September 30, 2008. This decrease was principally due to the decline in our preliminary read pricing and is expected to continue in future quarters.

For the nine months ended September 30, 2009, we generated net cash from operations of $21.5 million from a net loss of $(48.8) million. Significant non-cash charges that affected our net loss but which did not impact our net cash from operations during this period include the goodwill impairment of $68.7 million and the associated deferred income tax benefit of $14.5 million, depreciation and amortization of $8.2 million, and stock compensation expense of $3.8 million. Significant changes in operating assets and liabilities include a decrease in prepaid and other assets of $0.8 million, an increase in accounts receivable of $0.3 million and a decrease in accounts payable of $0.4 million primarily due to the timing of invoices.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $10.4 million for the nine months ended September 30, 2009 compared to $18.9 million provided by investing activities for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, net cash used in investing activities was attributable to the purchase of marketable securities of $11.0 million and capital spending of $4.4 million largely related to software and computer equipment purchases. This was partially offset by maturities of marketable securities of $5.0 million. For the nine months ended September 30, 2008, net cash provided by investing activities of $18.9 million was primarily attributable to net proceeds from sales of marketable securities of $23.3 million. Partially offsetting this increase was an earnout payment of $6.5 million paid to the former owners of The Radlinx Group, Ltd., a company we acquired in April 2007, an escrow payment of $1.2 million paid to the former owners of Teleradiology Diagnostic Service, Inc., a company we acquired in February 2007, as well as capital spending during that period of $4.1 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $33.4 million for the nine months ended September 30, 2009 and was primarily attributable to the repurchase of $20.3 million of our common stock, and debt principal repayments of $12.7 million. Net cash used in financing activities was $18.6 million for the nine months ended September 30, 2008 and was primarily attributable to the repurchase of $18.0 million of our common stock in June 2008.

Financial Condition and Liquidity

We expect our short and long-term liquidity needs to consist primarily of working capital, capital expenditures related to information technology and any future acquisitions. We may also have liquidity needs arising from any repurchases of shares of our common stock and if we elect or are required to make principal repayments under our term loan agreement. Our term loan is subject to mandatory prepayment under certain circumstances, including in connection with our receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events. In addition, our term loan requires a principal payment under certain circumstances in the amount of our excess cash flow as defined in our loan agreement. Finally, we may elect from time to time to make additional principal prepayments on our debt in order to optimize our capital structure. We anticipate funding any such elective or required principal repayments out of our available cash and cash equivalents.

We intend to fund future liquidity needs from current capital resources and cash generated from operations. We believe our capital resources are invested in appropriate investments and will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table presents a summary of our contractual obligations as of September 30, 2009:

	Payments Due Within
(in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt obligations (a)	$0.8	$1.7	$78.9	$0.0	$81.4
Interest on long-term borrowings (b)	4.0	7.9	6.1	0.0	18.0
Operating lease commitments	2.0	3.6	3.0	3.0	11.6

Total contractual obligations	$6.8	$13.2	$88.0	$3.0	$111.0

(a)	See Note 4 “Long Term Debt” to the condensed consolidated financial statements included in Item 1 of the Quarterly Report on Form 10-Q for more information.
(b)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the effective rate as of September 30, 2009 including the impact of current interest rate swap contracts.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Sensitivity

As of September 30, 2009, we had cash, cash equivalents and marketable securities totaling $30.9 million. These amounts were invested in interest-bearing money market accounts and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, any declines in interest rates will reduce future investment income.

As of September 30, 2009, we had $81.4 million in variable rate debt. Because of the interest rate swap contracts entered into during the fourth quarter of 2008, this outstanding debt is not subject to interest rate fluctuation until such contracts expire on June 30, 2014. While in effect, these swap contracts will maintain an effective interest rate on our outstanding debt of approximately 4.95%. The contracts were initiated to maintain compliance with debt requirements and to protect us against changes in the interest payments associated with its variable-rate long-term debt, and therefore are considered cash flow hedges. As a result, as long as the swaps are deemed highly effective, changes in the fair value of the swaps are recorded as either an asset (a gain position), or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. As of September 30, 2009 two of the five interest rate swaps are not effective. The change in the fair value of these two interest rate swaps is presented in the Company’s statement of operations as a component of interest expense.

For more information on our interest rate hedging activities, see Note 9 “Derivative Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of the Quarterly Report on Form 10-Q.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2009, there were no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

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

In addition to the litigation matters in which we are involved in the ordinary course of business, during the third quarter, we received a notice from St. Paul Radiology, P.A. in which St. Paul Radiology, P.A. indicated that it believes that we are in breach of certain of our obligations under our agreements with it. We believe such claims are without merit and that we have fulfilled all of our obligations under the agreements. However, if such claims are proven to be true and the dispute resolution process is unsuccessful, we may be required to remedy the alleged breach, pay damages, or both. Also, if it is determined that there is not an available remedy under the terms of the agreements, St. Paul Radiology, P.A. may be allowed to terminate its agreements with us. Although we believe the chances of such outcomes are remote, there is always inherent uncertainty of any litigation or arbitration proceeding.

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

We operate in an emerging and rapidly evolving market, which makes it difficult to evaluate our business and prospects.

Our industry is relatively new and is rapidly evolving. As a result, our current business and future prospects are difficult to evaluate. You must consider our business and prospects in light of the risks and difficulties we encounter as an early leader in a rapidly evolving market. Some of these risks relate to our potential inability to:

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

We may not be able to successfully address these and the other risks described in this report. Failure to adequately do so would harm our business and cause our operating results to suffer. Furthermore, our operating history has resulted in historical revenue growth rates that we will not be able to sustain, and therefore will not be indicative of our future results of historical operations. As a result, the price of our common stock could decline.

The market in which we participate is competitive and we expect competition to increase in the future, which will make it more difficult for us to sell our services and has resulted and may continue to result in pricing pressure, reduced revenue and reduced market share.

The market for professional radiology services and business process services is competitive and rapidly changing, barriers to entry are relatively low, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. In fact, in recent periods we have experienced an increase in competition from regional providers of services similar to ours. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors, including our largest competitor, Virtual Radiologic Corporation, offer their services at a lower price, which has resulted and may continue to result in pricing pressure and lost customers. If we are unable to maintain our current pricing or effectively revise the way we compensate our affiliated radiologists, our operating results could be negatively impacted. In addition, pricing pressures and increased competition could result in reduced revenue and reduced profits.

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

A key part of our strategy to offset the moderation of growth in our provision of preliminary reads involves providing final reads and sub-specialty services; however, our efforts to provide these final reads and sub-specialty services, or any other services beyond our current services offerings and radiology solutions, may not result in significant revenue growth for us. The markets for final and sub-specialty reads are more complex than the market for preliminary reads. If we are to be successful in these markets, we will be required to develop, execute and maintain new sales and marketing efforts, as well as new information technology capabilities. Efforts to expand our services into these new markets may divert management resources from existing operations and require us to commit significant financial resources to an unproven business. If we are unable to effectively address the challenges that these new service offerings present, our business, financial condition and results of operations could be adversely affected.

If our customers perceive that we are offering services that are competitive to theirs, some of our customers may terminate their agreements with us, which could adversely affect our business, financial condition and results of operation.

Historically, some radiology groups have been concerned that teleradiology companies may potentially become competitive with them for their business. Our core mission has always been to work with and to support our radiology group customers and we are committed to acting consistently with our mission of supporting our radiology group customers and not competing with them. Despite this, as the largest teleradiology company in the industry, we are particularly vulnerable to the potential that there could be speculation or misperception by some radiology groups that we may become competitive with their business, which may result in some customers choosing to discontinue doing business with us. If this were to occur, our business, financial condition and results of operations could be adversely affected.

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

Our growth strategy depends on our ability to recruit and retain qualified radiologists. If we are unable to do so, our future growth would be limited and our business and operating results would be harmed.

Our success is dependent upon our continuing ability to recruit and retain qualified radiologists. An inability to recruit and retain radiologists would have a material adverse effect on our ability to service our customers and grow our revenues and would adversely affect our results of operations. We face competition for radiologists from other healthcare providers, including radiology groups, teleradiology companies, research and academic institutions, government entities and other organizations. We have recently introduced new contracts to our physicians that incorporate new terms and conditions, including participation in a new quality program. Our physicians may react negatively to these terms and conditions. If we are unable to effectively recruit and retain qualified radiologists, our business, financial condition and results of operations could be adversely affected.

If our affiliated radiologists are characterized as employees, we would be subject to employment and withholding liabilities and may be subject to prohibitions against the corporate practice of medicine.

We structure our relationships with our affiliated radiologists in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that our affiliated radiologists are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If the Internal Revenue Service (“IRS”) (or other state, federal or foreign courts) were to determine that our affiliated radiologists are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes, would be liable for unpaid past taxes by our affiliated radiologists and may be subject to penalties, all of which may materially harm our business and operating results. In connection with its audit of our tax filing for the 2006 tax year, the IRS reviewed our characterization of our affiliated radiologists as independent contractors. As a result of that review, we received a letter on August 27, 2009 stating that no further examination of this matter will be made by the IRS, however we cannot provide assurances that future audits would be consistent with this conclusion. If, in the future, the IRS were to reach a different conclusion, we believe we could successfully modify our relationships with our affiliated radiologists to address such an outcome. However, if we were unable to successfully implement this new relationship with our affiliated radiologists, our business and results of operations could be adversely affected.

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

We are also dependent upon the financial health of our medical liability insurance provider. Currently our medical malpractice provider is Chartis, Inc., an insurance subsidiary of American International Group (“AIG”). Recently AIG has received significant U.S. government financial support. We believe their insurance division is adequately collateralized; however we cannot guarantee their financial health. Should AIG not have the funds available to cover claims made against us or our radiologists, our business, the financial condition and results of operations could be adversely affected.

If our customers terminate their agreements with us or if our customers’ businesses materially decline, our financial condition and operating results could be adversely affected.

Our revenue is derived primarily from fee-for-service billings to our radiology group customers. Our agreements with our customers generally provide for one-year terms and automatically renew for successive one-year terms unless terminated by our customers or us upon 30 days prior notice. Our customers may elect not to renew their contracts with us, they may seek to renegotiate the terms of their contracts or they may choose to reduce or eliminate our services. If our arrangements with our customers are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, if our radiology group customers’ agreements with the hospitals that they serve are terminated, or if our radiology group customers’ businesses begin to decline for other reasons (such as a material increase in the rate of uninsured patients or uncollectible accounts), our business, financial condition and results of operations could be adversely affected. Substantially all of our business process services revenue is generated from St. Paul Radiology, P.A. If the business of St. Paul Radiology, P.A. were to decline significantly or St. Paul Radiology, P.A. were to experience a material increase in uncollectible accounts, the revenue that we generate from the business process services that we provide would be adversely affected.

In addition, St. Paul Radiology, P.A. has indicated that it believes that we are in breach of certain of our obligations under our agreement. We believe such claims are without merit and that we have fulfilled all of our obligations under the agreement. However, if such claims are proven to be true and the dispute resolution process is unsuccessful, we may be required to remedy the alleged breach, pay damages, or both. Also, if it is determined that there is not an available remedy under the terms of the agreement, St. Paul Radiology, P.A. may be allowed to terminate the agreement. Although we believe the chances of such outcomes are remote, there is always inherent uncertainty of any litigation or arbitration proceeding.

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

The healthcare industry is heavily regulated and subject to frequent changes in governing laws and regulations as well as to evolving administrative interpretations. Currently there are many reform proposals under consideration by both the U.S. House of Representatives and U.S. Senate, including reforms which have targeted diagnostic imaging as an area for reimbursement cuts, utilization management, and other reform measures. Although the ultimate outcome of these reform efforts remains uncertain, the proposed reforms could adversely affect the overall imaging market and our customers by, among other things, reducing the growth in, or overall number of, diagnostic imaging procedures performed, and the payments to radiology groups and facilities for such procedures. Although we believe our direct exposure to these reforms will be limited due to the nature of our services being principally contracting with radiology groups for outsourced interpretations, reduced diagnostic imaging demand, as well as reduced reimbursement to groups and facilities that utilize our services could in turn adversely affect our business.

Our business could also be adversely affected by regulatory changes at the federal or state level that impose new requirements for licensing, new restrictions on reimbursement for medical services by government programs, new pretreatment certification requirements for patients seeking radiology procedures, or new limitations on services that can be performed by us. In addition, federal, state and local legislative bodies have adopted and continue to consider medical cost containment legislation and regulations that have restricted or may restrict reimbursement to entities providing services in the healthcare industry and referrals by physicians to entities in which the physicians have a direct or indirect financial interest or other relationship. For example, Medicare has adopted a regulation that limits reimbursement for the technical component when multiple diagnostic tests are performed during a single session at medical facilities other than hospitals. Any of these or future reimbursement regulations or policies could limit the number of diagnostic tests our customers order and could have a material adverse effect on our business.

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

Each of our affiliated radiologists must be granted privileges to practice at each hospital from which the radiologist receives radiological images and must hold a license in good standing to practice medicine in the state in which the hospital is located. The requirements for obtaining and maintaining hospital privileges and state medical licenses vary significantly among hospitals and states. If a hospital or state restricts or impedes the ability of physicians located outside of the United States to obtain privileges or a license to practice medicine at that hospital or in that state, the market for our services could be reduced. In addition, any loss of existing privileges or medical licenses held by our affiliated radiologists could impair our ability to serve our existing customers and have a material adverse effect on our business, financial condition and results of operations.

Historically, in order to grant privileges to our affiliated radiologists, many of the hospital sites we serve have utilized a process called “privileging by proxy”, which is an efficient means of granting privileges by the hospital that is accomplished through standards promulgated by the Joint Commission, a hospital accreditation service. Recently, the Joint Commission announced that the standards that allow Joint Commission-accredited sites to rely on privileging by proxy were set to expire in

July 2010. Although we believe that this decision may be reversed in connection with the overall health care reform legislation being debated in the U.S. Congress, if the privileging by proxy standard were to expire, it would require us to work with each of the affected hospital sites to complete the credentialing and privileging process for each radiologist performing services at that site. This process would be difficult and time consuming for us and each of the affected hospital sites and, because of the number of our affiliated physicians that would be required to be privileged at each hospital site, could impair our ability to serve our customers, which would have an adverse effect on our business, financial condition and results of operations.

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

Changes in the healthcare industry directed at controlling healthcare costs and perceived over-utilization of diagnostic radiology procedures could reduce the volume of radiological procedures performed. For example, in an effort to contain increasing imaging costs, the U.S. government is considering what some managed care organizations and private insurers have already adopted—namely, instituting pre-authorization policies which require physicians to pre-clear orders for diagnostic radiology procedures before those procedures can be performed. If pre-clearance protocols are broadly instituted by Medicare and/or throughout the healthcare industry, the volume of radiological procedures could decrease, resulting in pricing pressure and declining demand for our services. In addition, it is often alleged that many physicians order diagnostic procedures even when the procedures may have limited clinical utility in large part to establish a record for defense in the event of a medical liability claim. Changes in tort law could reduce the number of radiological procedures ordered for this purpose and therefore reduce the total number of radiological procedures performed each year, which could harm our operating results.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified Board of directors so that not all members of our board are elected at one time,

•	provide that directors may only be removed “for cause,”

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt,

•	eliminate the ability of our stockholders to call special meetings of stockholders,

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders,

•	provide that the Board of directors is expressly authorized to make, alter or repeal our bylaws, and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

ITEM 6.	Exhibits

Exhibit Number	Description

10.36(1)	Share Purchase Agreement dated August 12, 2009 between the Company and Dr. Paul Berger.

10.37*(2)	Employment Agreement dated August 12, 2009 between the Company and Paul Cartee.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on August 13, 2009.
(2)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on August 14, 2009.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

Date: November 5, 2009	By:	/s/ DAVID M. SANKARAN
David M. Sankaran Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)