Form 10-K
period 2009-12-31
NightHawk Radiology Holdings Inc
filed 2010-02-25
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(480) 822-4000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the voting stock held by non-affiliates of the Registrant was $97.8 million. Shares of voting stock beneficially held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 5, 2010, 23,575,061 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.	The Registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about April 30, 2010 to be filed within 120 days after the Registrant’s year ended December 31, 2009, portions of which are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

This Annual Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future economic conditions in general and statements about our future:

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

NightHawk Radiology Holdings, Inc. (“NightHawk”), headquartered in Scottsdale, Arizona, is leading the transformation of the practice of radiology by providing high-quality, cost-effective solutions to radiology groups and hospitals throughout the United States. Nighthawk Radiology Services, LLC, which is a wholly-owned subsidiary of NightHawk, was formed in Coeur d’Alene, Idaho in 2001 as an Idaho limited liability company and is currently the entity through which we conduct our principal operations. In March 2004, NightHawk Radiology Holdings, Inc. was formed to facilitate a recapitalization of Nighthawk Radiology Services, LLC.

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

Due to significant advances in imaging quality and technology, diagnostic imaging procedures are becoming increasingly essential components of the practice of medicine in most medical centers and hospitals. The non-invasive nature of most diagnostic imaging procedures, combined with faster digital processing capabilities and rapid broadband connectivity that allows for the transmission of images to radiology experts, has made the performance of these procedures in the emergency room and in other treatment venues more appealing and practical. As a result, attending physicians are increasing their reliance on imaging procedures and radiological interpretations as a standard of care to aid in patient care management decisions, resulting in continuing growth in the volume of radiological procedures performed. This increase has also been driven by an aging population, advances in diagnostic imaging technologies, the growing availability and accessibility of imaging equipment in hospitals and clinics and more frequent physician referrals for diagnostic imaging procedures. Additionally, advances in digital technology now allow for the transmission of radiological images in a high quality, standardized, cost-effective and encrypted format, which permits radiologists to provide their professional services from locations other than where the imaging services are performed.

While the volume of diagnostic imaging procedures is expected to continue to grow, the number of practicing radiologists has historically been growing at a slower pace. The challenges associated with these trends are further compounded by the fact that radiology groups are required to provide their hospital customers with services 24 hours per day, seven days a week. Consequently, radiology practice groups and hospitals are seeking the assistance of outside providers to assist their own radiology staffs with both day and night coverage. Although the growth in the number of practicing radiologists has been slowing in recent years, some evidence suggests that this trend may be weakening. If the growth in the number of radiologists accelerates, we could face diminished demand for our services and increased competition.

Our Solution Suite

We are leading the transformation of the practice of radiology by providing high-quality, cost-effective solutions to radiology groups and hospitals throughout the United States. Our team of independent contractor, American Board of Radiology-certified, state-licensed and hospital-privileged physicians, provides professional services (“interpretations”, “exams”, “scans” or “reads”) 24 hours per day, seven days a week, for approximately 26% of all U.S. hospitals. The reads that we provide continue to consist primarily of off-hours preliminary reads, but increasingly include final and sub-specialty interpretations. In addition to these professional services, we also provide our customers with cardiac 3D reconstructions, radiology clinical workflow technology, and business services, all designed to enhance the care they provide to patients and improve the efficiency of their practices. For more information, visit our website at www.nighthawkrad.net. The information contained on, or accessible through, our website is not incorporated in this filing.

Professional Services

Preliminary Interpretations

Approximately eighty-six percent of the professional services we currently provide are preliminary reads from images generated from hospital emergency departments. These reads are used by the treating physician to determine whether any immediate action is required in response to symptoms being presented by a patient. Typically, the preliminary diagnosis is followed the next morning by a more exhaustive final read. Because third-party payors and patients pay only for the final reads and not the preliminary reads that we provide, our services related to these preliminary reads do not result in any incremental costs to third-party payors or patients nor are we currently dependent on payments by them for these reads. Recently we have seen an increase in interest for final emergent reads in lieu of a preliminary read. Like a preliminary read, these reads are typically generated from hospital emergency departments but our customers are requesting a final read instead of a preliminary. Our customers generally pay us on a per read basis.

Final and Sub-specialty Interpretations

In response to the growing needs of our radiology group customers, we also provide our customers with final and sub-specialty interpretations in addition to the preliminary reads we have historically provided. The growth in imaging, combined with the recruiting challenges of many radiology groups, continues to put increasing professional demands on radiologists, requiring radiologists to perform an increasing number of interpretations, and to work longer hours. Providing adequate staffing to hospitals, 24 hours per day, seven days a week, continues to be a challenge for many radiology groups. Hiring additional radiologists to address all the variables that exist with staffing, together with the management challenges associated with the increasing complexity of imaging modalities, is making our solution suite a valuable and affordable alternative for radiology groups. By offering final and sub-specialty read capabilities, including final emergent exams, we can reduce this burden as well as provide our customers with access to our highly-qualified, sub-specialty-trained radiologists which helps improve the quality of care for our customers’ patients. Our customers generally pay us on a per read basis and then these customers bill to and collect from the third-party payors.

Business Services

In addition to the professional radiology services we offer, we also offer our customers a complete suite of business services, including revenue cycle management, facilities and human resources management, transcription, information technology, quality control, radiologist support and other services required to effectively operate a radiology practice. Currently, almost all of our business services revenue is generated from our long-term administrative services agreement with St. Paul Radiology, P.A.

Operations

Affiliated radiologists.    As of December 31, 2009, we had approximately 140 affiliated radiologists who were providing services for us. We structure our relationships with our affiliated radiologists as independent contractors and we have no control over the radiological services or interpretations rendered by the radiologists or their independent judgment concerning the practice of medicine. The contracts we have with our affiliated radiologists typically provide that we will make available a minimum number of hours that the radiologists can work per year. In each case, the contract is structured so that the radiologist has significant flexibility in determining, and control of, the radiologist’s work schedule. We believe that our affiliated radiologists consider this flexibility an attractive and unique aspect of their relationship with us.

For each hospital from which an affiliated radiologist receives radiological images, the affiliated radiologist must hold a current license in good standing to practice medicine in the state in which the hospital is located and must have been granted privileges to practice at that particular hospital. As a result, and because we were providing services to more than 1,500 hospitals as of December 31, 2009, we have licensed each of our affiliated radiologists in an average of 36 states and have privileged each of our affiliated radiologists at an average of over 500 hospitals. By ensuring that our affiliated radiologists are licensed and privileged at many of our hospital sites, we design redundancy into our solution in order to minimize or eliminate the periods of time during which we do not have an affiliated radiologist available to provide services to a particular hospital.

Many of the hospital privileges held by our affiliated radiologists were issued pursuant to a standard promulgated by The Joint Commission that allows the local hospital to rely upon the credentialing and privileging processes performed by us with respect to our affiliated radiologists. Essentially, because we are a Joint Commission-accredited facility, other Joint Commission-accredited facilities can rely on our processes as opposed to duplicating work already performed in accordance with approved standards. However, over the past few years, the Centers for Medicare and Medicaid Services, or CMS, has increasingly expressed concerns regarding this ability for hospitals to rely on the processes of another institution. In response to the CMS position, The Joint Commission has recently announced that the standards allowing this practice will expire in July 2010.

In light of the planned changes adopted by The Joint Commission, we are working with our customers that have historically relied upon these standards to institute new credentialing processes to help them comply with the new standards once they take effect. We anticipate that, because of the additional workload that will be inherent in any new process that our customers may adopt, these customers will seek to credential and privilege fewer physicians than are currently privileged at those sites. This may require us to change how we schedule the services of our affiliated radiologists which could, in turn, negatively impact our financial condition and results of operations.

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

Network and workflow.    We deliver our professional services through a technology platform that utilizes public and private network infrastructures, multiple datacenters, and proprietary workflow and image management technologies. Our systems have been designed to be secure, scalable and redundant. We employ information technology professionals to maintain our systems and to provide customer technical support 24 hours per day, seven days a week. In addition, we continue to enhance our technology platform through the efforts of our internal software development personnel as well as by leveraging leading third-party software and hardware solutions.

Customers

As of December 31, 2009, we provided professional radiology services to nearly 800 radiology practices serving more than 1,500 hospitals. In 2009, we generated $16.9 million in revenue from one customer, St. Paul Radiology, P.A., representing 10.4% of our revenue, under a multiyear business services agreement. As described more fully in Item 3 “Litigation” and in Item 1A “Risk Factors”, we are currently involved in a dispute with St. Paul Radiology, P.A. regarding our services agreement with them, and the revenue generated under our agreement with St. Paul Radiology, P.A. may decline materially or cease if the dispute is not resolved in a manner favorable to us.

Our customer contracts typically have a one-year term and automatically renew for successive terms unless earlier terminated pursuant to the terms of the contract. Our customer contracts specify the agreed upon coverage periods and whether preliminary and/or final reads will be provided. We typically charge an agreed upon per-read fee that varies with the type and complexity of the interpretation being performed.

Sales and Marketing

Sales.    We sell our services primarily through our direct sales force comprised of telesales and field sales personnel. Our sales professionals focus their efforts on radiology groups of all sizes and, in some cases, cardiology groups and hospitals.

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

Competition

The market for our services is highly competitive, rapidly evolving and fragmented, and subject to changing technology and market dynamics. Our primary competitors are Virtual Radiologic Corporation (“VRC”), as well as other large and small scale service providers, some of which have only a local or regional presence. We believe that the primary competitive factors in our market include:

•	quality of the service provided,

•	price of service,

•	report accuracy and content,

•	turnaround time required to complete and return interpretations,

•	market acceptance by radiology groups and hospitals,

•	quality and reliability of service-provider technology and workflow infrastructure,

•	quality and availability of customer support,

•	sales and marketing capabilities of the service provider, and

•	financial stability of the service provider.

Government Regulation and Supervision

The healthcare industry is highly regulated and remains subject to significant political debate at all levels of our government. Our ability to operate profitably will depend in part upon the ability of us, our affiliated radiologists, and our customers and their radiologists to continue to operate effectively in whatever health care environment we might find ourselves in the future. At a minimum, we know that our business depends upon our ability to obtain and maintain all necessary licenses and other approvals and operate in compliance with current applicable healthcare regulations. Although it remains unclear what changes to our healthcare system may result from the healthcare reform packages that are currently being debated, we believe that healthcare regulations will continue to change in the future. Although we believe that we are operating in compliance with all applicable federal and state laws, many aspects of our business operations have not been the subject of judicial or regulatory interpretation. We cannot provide assurance that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations. Some of the areas of healthcare regulation that affect our business are as follows:

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

Medicare and Medicaid reimbursement programs affecting professional services.    Professional radiology interpretation services performed from a location outside of the United States are generally not reimbursable by the Medicare program and certain state Medicaid programs. Accordingly, we (or our customers) do not bill Medicare or Medicaid programs for professional services performed by our affiliated radiologists located outside of the United States. Instead, we ensure that all services that may be subject to reimbursement (i.e. final interpretations) are performed by our affiliated physicians located within the United States. Currently, over 100 of our affiliated radiologists are located in the United States.

As discussed above, our customers generally pay us directly on a per read basis. These customers then, in turn, typically bill and receive payments from Medicare and/or other third party payors for the professional services which were performed by our affiliated radiologists. This is done through a procedure called “reassignment.” Medicare and many of the other third party payors have established certain rules against such reassignment unless the procedures fall within specific exceptions. We believe that the services provided by our affiliated radiologists satisfy one or more of these exceptions and we believe our reassignment procedures are consistent with all applicable laws and regulations. However, complying with these regulations can prove burdensome to our customers and results in additional complexity in our final interpretation service offering.

For example, Medicare reimbursement rules currently provide that the proper Medicare carrier to pay physician claims is the Medicare carrier for the region in which the physician is located, rather than the Medicare carrier for the region in which the patient receiving the services is located. Many of our affiliated radiologists are located in a Medicare region that is different from the Medicare region in which the patient is located. Since it is incumbent on our customers to file with the proper Medicare carrier in order to receive payment, it may be necessary for our customers to enroll with additional Medicare carriers in order to properly submit claims for reimbursement. To the extent that our customers are unwilling or unable to do so, they may be unwilling to use our services unless we were to submit the claims. Should this occur, we would either be required to forgo business with such customers or be required to design, develop and implement an appropriate recordkeeping and billing system to bill Medicare and Medicaid. If we are unable to effectively address these challenges, our business, financial condition and results of operations could be adversely affected.

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

In addition to HIPAA, Australia and many U.S. states have adopted statutes and regulations that are similar to or, in some cases, more stringent than HIPAA. We believe that our operations are in compliance with these statutes and regulations.

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

For more information regarding how these and other healthcare regulations may impact our business, see Part I Item 1A “Risk Factors.”

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

In addition to our trade names, we have filed one patent application covering certain aspects of our proprietary workflow technology. This patent remains under review by the U.S. Patent and Trade Office.

We enter into confidentiality and proprietary rights agreements with our employees, affiliated radiologists, consultants and other third parties and control access to software, documentation and other proprietary information.

Employees and Independent Contractors

As of December 31, 2009, we had approximately 500 employees. None of our employees are represented by a labor union. We consider our relationships with our employees to be good.

Also as of December 31, 2009, we had approximately 140 affiliated radiologists who provide services to our customers. Our affiliated radiologists are independent contractors of NightHawk. We consider our relationships with our independent contractors to be good.

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

Our industry is relatively new and is rapidly evolving. As a result, our current business and future prospects are difficult to evaluate. You must consider our business and prospects in light of the risks and difficulties we encounter as an early leader in a rapidly evolving market. Some of these risks relate to our potential inability to:

•	effectively manage our business and technology,

•	continue to provide consistently high levels of service quality as we expand the scale of our business,

•	develop new services that complement our existing business,

•	acquire additional customers and maintain current customers in a highly competitive environment,

•

market our services to our customers due to regulatory rules governing reassignment of payments, which could affect our customers’ ability to collect fees for services provided by our affiliated radiologists,

•	effectively manage the integration of companies that we may acquire in the future,

•	manage growth in personnel and operations,

•	effectively manage our medical liability risk, and

•	recruit and retain radiologists and other key personnel.

We may not be able to successfully address these and the other risks described in this report. Failure to adequately do so would harm our business and cause our operating results to suffer. Furthermore, our early operating history resulted in historical revenue growth rates that we will likely not be able to repeat, and therefore will not be indicative of our future results of operations. As a result, the price of our common stock could decline.

The market in which we participate is competitive and we expect competition to increase in the future, which will make it more difficult for us to sell our services and has resulted and may continue to result in pricing pressure, reduced revenue and reduced market share.

The market for professional radiology services and business process services is competitive and rapidly changing, barriers to entry are relatively low, and with the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. In fact, in recent periods we have experienced an increase in competition from regional providers of services similar to ours. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors, including our largest competitor, VRC, offer their services at a lower price, which has resulted and may continue to result in pricing pressure and lost customers. If we are unable to maintain our current pricing or effectively revise the way we compensate our affiliated radiologists, our operating results could be negatively impacted. In addition, pricing pressures and increased competition could result in reduced revenue and reduced profits.

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

A key part of our strategy to offset the moderation of growth in our provision of preliminary reads involves providing final reads and sub-specialty services; however, our efforts to provide these final reads and sub-specialty services, or any other services beyond our current services offerings and radiology solutions, may not result in significant revenue growth for us. The markets for final and sub-specialty reads are more complex than the market for preliminary reads. If we are to be successful in these markets, we will be required to develop, execute and maintain new sales and marketing efforts, as well as new information technology capabilities. In addition, our final and sub-specialty service offering requires our customers to navigate the billing and collecting rules related to the reads our affiliated physicians provide—including the billing reassignment rules and the rules regarding where to bill for such services—rules that are often cumbersome and difficult for our customers. As a result, our efforts to expand our services into these new markets may divert management resources from existing operations and require us to commit significant financial resources to an unproven business. If we are unable to effectively address the challenges that these new service offerings present, our business, financial condition and results of operations could be adversely affected.

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

The laws of many states, including states in which our customers are located, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into agreements with our affiliated radiologists pursuant to which the radiologists render professional medical services using their independent judgment and discretion with no influence by NightHawk. In addition, we enter into agreements with our customers to deliver professional radiology interpretation services in exchange for a service fee. We structure our relationships with our affiliated radiologists and our customers in a manner that we believe is in compliance with prohibitions against the corporate practice of medicine and fee splitting. If any state regulatory or similar authority determines that we are engaged in the corporate practice of medicine or that the payment of service fees to us by our customers constitutes fee splitting, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our affiliated radiologists to comply with these statutes, could eliminate customers located in certain states from the market for our services, which would have a materially adverse effect on our business, financial condition and operations.

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

We structure our relationships with our affiliated radiologists in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that our affiliated radiologists are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If the Internal Revenue Service (“IRS”) (or other state, federal or foreign courts) were to determine that our affiliated radiologists are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes, would be liable for unpaid past taxes by our affiliated radiologists and may be subject to penalties, all of which may materially harm our business and operating results. In connection with its audit of our tax filing for the 2006 tax year, the IRS reviewed our characterization of our affiliated radiologists as independent contractors. As a result of that review, we received a letter on August 27, 2009 stating that no changes to the tax as reported would be made and no further examination of this matter will be made by the IRS. However we cannot provide assurances that future audits would be consistent with this conclusion. If, in the future, the IRS were to reach a different conclusion, we believe we could successfully modify our relationships with our affiliated radiologists to address such an outcome. However, if we were unable to successfully implement this new relationship with our affiliated radiologists, our business and results of operations could be adversely affected.

If our customers terminate their agreements with us or if our customers’ businesses materially decline, our financial condition and operating results could be adversely affected.

Our revenue is derived primarily from fee-for-service billings to our radiology group customers. Our agreements with our customers generally provide for one-year terms and automatically renew for successive one-year terms unless terminated by our customers or us upon 30 days prior notice. Our customers may elect not to renew their contracts with us, they may seek to renegotiate the terms of their contracts or they may choose to reduce or eliminate our services. For example, due to a number of competitive factors, we saw an 11% decrease in read volumes that resulted from the cumulative impact of customers that we lost over the preceding 12 months. If our arrangements with our customers are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, whether due to competitive factors or not, our business, financial condition and results of operations could be adversely affected. In addition, if our radiology group customers’ agreements with the hospitals that they serve are terminated, or if our radiology group customers’ businesses begin to decline for other reasons (such as a material increase in the rate of uninsured patients or uncollectible accounts), our business, financial condition and results of operations could be adversely affected.

Substantially all of our business services revenue is generated from St. Paul Radiology, P.A. under a multiyear business services agreement. In 2009, we generated $16.9 million in revenue from St. Paul Radiology, P.A., representing 10.4% of our revenue. If the business of St. Paul Radiology, P.A. were to decline significantly or if St. Paul Radiology, P.A. were to experience a material increase in uncollectible accounts, our business, financial condition and results of operations would be adversely affected.

St. Paul Radiology, P.A. has indicated that it believes that we are in breach of certain of our obligations under our agreements with it and that, as a result of such alleged breaches, it is entitled to terminate the agreements and it has incurred material damages which St. Paul Radiology claims could exceed $70 million. We believe such claims of breach and allegations of damages are without merit, that we have fulfilled all of our obligations under the agreements and that the agreements may not be terminated by St. Paul Radiology. However, there is always inherent uncertainty of any litigation or arbitration proceeding. If such claims of breach and related damages are proven to be true and the dispute resolution process does not achieve a result favorable to us, we may be required to remedy the alleged breach, pay damages, and/or the agreements may be terminated resulting in the loss of the associated future revenue and profit. Termination of our agreements with St. Paul Radiology, P.A. or a reduction in the revenue and related profits received under the agreements would have a material adverse impact on our business, financial condition and results of operations. In addition, termination of our agreements with St. Paul Radiology or a reduction in the revenue and related profits received under the agreements could cause our total leverage ratio under our credit agreement to exceed 2.5, which in turn would trigger a mandatory principal repayment by us equal to approximately 50% of our cash flow for such year, or 4.0, which could result in the acceleration of our obligation to repay all of our borrowings under our credit agreement. See Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial condition and liquidity” of this Annual Report for more information. As an example, if we did not have the revenue and related profits generated by our agreements with St. Paul Radiology, P.A. in 2009, our total leverage ratio would have exceeded 2.5 (but would have been less than 4.0) and we would have been required to repay a portion of the principal amount of the term loan. If we fail to meet either of our total leverage ratio tests in the future, whether as a result of a termination of our agreements with St. Paul Radiology, P.A. or otherwise, and we are required to make a mandatory repayment of a portion of the principal of our term loan, or if our obligations under our term loan are accelerated as a result of our default, our financial condition could be materially adversely impacted.

We have been subject to medical liability claims and may become subject to additional claims or other harmful lawsuits, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against our affiliated radiologists and us. We or our affiliated radiologists are subject to ongoing medical liability claims in the ordinary course of business. In addition, in some instances, these medical liability proceedings include allegations by plaintiffs that our business practices violate the appropriate standard of care and that, as a result, a court should institute punitive damages against us. Although we maintain medical liability insurance for ourselves and our affiliated radiologists with coverage that we believe is appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards which exceed the limits of our insurance coverage. In addition, medical liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we continue to grow our final and sub-specialty services. As a result, adequate medical liability insurance may not be available to our affiliated radiologists or us in the future at acceptable costs or at all.

Any claims made against us, including any claims that our business practices violate the standard of care, that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our affiliated radiologists from our operations, which could adversely affect our operations and financial performance. In addition, any claims might adversely affect our business or reputation.

In addition to medical liability claims, we may also become subject to other litigation proceedings that, if not fully covered by insurance, could be costly to defend against, result in substantial damage awards against us and divert the attention of our management. For example, if our dispute with St. Paul Radiology, P.A. results in a litigation proceeding, we will incur significant legal costs and may be required to remedy the alleged breach, pay damages, or both. Although we believe the chances of such outcomes are remote, there is always inherent uncertainty of any litigation or arbitration proceeding.

We indemnify our radiology group customers and hospital customers against damages or liabilities that they may incur as a result of the actions of our affiliated radiologists or us. We also indemnify some of our affiliated radiologists against medical liability claims. Our indemnification obligations are typically payable only to the extent that damages incurred are not covered by insurance.

We have also assumed and succeeded to substantially all of the obligations of the businesses that we have acquired. Medical liability claims may be asserted against us for events that occurred prior to these acquisitions.

We are also dependent upon the financial health of our medical liability insurance provider. Currently our medical malpractice provider is Chartis, Inc., an insurance subsidiary of American International Group (“AIG”). Recently, AIG has received significant U.S. government financial support. We believe Chartis is adequately collateralized, however we cannot guarantee its financial health. Should AIG or Chartis not have the funds available to cover claims made against us or our radiologists, our business, the financial condition and results of operations could be adversely affected.

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

The use and disclosure of certain healthcare information by healthcare providers and their business associates has come under increasing public scrutiny. Federal standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish rules concerning how individually-identifiable health information may be used, disclosed and protected. Historically, state law has governed confidentiality issues and HIPAA preserves these laws to the extent they are more protective of a patient’s privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states have adopted or may adopt revisions to their existing laws and regulations that may be more stringent or burdensome than the federal HIPAA provisions. We must operate our business in a manner that complies with all applicable laws, both federal and state and that does not jeopardize the ability of our customers to comply with all applicable laws to which they are subject. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for healthcare providers and their business associates that provide services to patients in multiple states. Because few of the state laws and regulations have been interpreted by government regulators or courts, our interpretations and activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forgo relationships with customers in certain states, and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or due to the theft of information by unauthorized computer programmers who penetrate our network security.

Future changes in healthcare regulation are difficult to predict and may constrain or require us to restructure our operations, which could negatively impact our business and operating results.

The healthcare industry is heavily regulated and subject to frequent changes in governing laws and regulations as well as to evolving administrative interpretations. Our ability to operate profitably will depend in part upon the ability of us, our affiliated radiologists, and our customers and their radiologists to continue to operate effectively in whatever health care environment we might find ourselves in the future. Although it remains unclear what changes to our healthcare system may come under the healthcare reform packages currently being debated in the U.S. Congress, the proposed reforms could adversely affect the overall imaging market and our customers by, among other things, reducing the growth in, or overall number of, diagnostic imaging procedures performed, and the payments to radiology groups and facilities for such procedures. Although we believe our direct exposure to potential reforms will be limited due to the nature of our services being principally contracting with radiology groups for outsourced interpretations, any reduction in demand for diagnostic imaging, as well as reduced reimbursement to groups and facilities that utilize our services could in turn adversely affect our business.

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

Historically, we have experienced increased demand for and revenues from our services during the second and third fiscal quarters of each year. We believe that these increases are a result of increased outdoor and transportation activities and a greater utilization of service hours during the summer months. During the first and fourth quarters of each fiscal year, when weather conditions are colder for a large portion of the United States, we have historically experienced relatively lower revenues than those experienced during the second and third quarters. We may or may not continue to experience this or other seasonality in the future. These seasonal factors may lead to unpredictable variations in our quarterly operating results and cause the trading price of our common stock to decline. Additionally, our ability to schedule adequate radiologist coverage during the seasonal period of increased demand for our services may affect our ability to provide appropriate turnaround times in our services to clients.

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

We rely on broadband connections provided by third party suppliers to route digital images from hospitals in the United States to our facilities in Australia, Switzerland and the United States. Any interruption in the functioning of our internal systems or in the availability of the network connections between the hospitals and our affiliated physicians (regardless of location) would reduce our revenue and profits. Frequent or persistent interruptions in our services could cause permanent harm to our reputation and brand and could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors. Because our customers may use our services for critical healthcare services, any system failures could result in damage to our customers’ businesses and reputation. These customers could seek significant compensation from us for their losses, and our agreements with our customers do not limit the amount of compensation that they may receive. Any claim for compensation, even if unsuccessful, would likely be time consuming and costly for us to resolve.

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

Many of the hospital privileges held by our affiliated radiologists were issued pursuant to a standard promulgated by The Joint Commission that allows the local hospital to rely upon the credentialing and privileging processes performed by us with respect to our affiliated radiologists, a process called “privileging by proxy”. Essentially, because we are a Joint Commission-accredited facility, other Joint Commission-accredited facilities can rely on our processes as opposed to duplicating work already performed in accordance with approved standards. However, over the past few years, the Centers for Medicare and Medicaid Services, or CMS, has increasingly expressed concerns regarding this ability for hospitals to rely on the processes of another institution. In response to the CMS position, The Joint Commission has recently announced that the standards allowing this practice will expire in July 2010.

In light of the planned changes adopted by The Joint Commission, we are working with our customers that have historically relied upon these standards to institute new credentialing processes that will help them comply with the new standards once they become effective. We anticipate that, because of the additional workload that will be inherent in any new process that our customers may adopt, these customers will seek to credential and privilege fewer physicians than are currently privileged at those sites. This may require us to change how we schedule the services of our affiliated radiologists which could, in turn, negatively impact our financial condition and results of operations.

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

Medicare reimbursement rules currently provide that the proper Medicare carrier to pay physician claims is the Medicare carrier for the region in which the physician or practice providing the service is located, rather than the Medicare carrier for the region in which the patient receiving the services is located. Many of our affiliated radiologists are located in a Medicare region that is different from the Medicare region in which the patient and treating hospital are located. Since it is incumbent on our customers to file with the proper Medicare carrier in order to receive payment, it may be necessary for our customers to enroll with additional Medicare carriers in order to properly submit claims for reimbursement. To the extent that our customers are unwilling or unable to do so, they may be unwilling to use our services unless we were to submit the claims. Should this occur, we would either be required to forgo business with such customers or be required to design, develop and implement an appropriate recordkeeping and billing system to bill Medicare and Medicaid. If we are unable to effectively address these challenges, our business, financial condition and results of operations could be adversely affected.

Changes in the rules and regulations governing Medicare’s and Medicaid’s payment for medical services could affect our revenues, particularly with respect to final reads.

Although most reads we provide are preliminary reads rather than final reads, we are providing an increasing number of final and sub-specialty reads. Cost containment pressures on Medicare and Medicaid could result in a reduction in the amount that the government will pay for these reads, which could cause pricing pressure on our services. Should that occur, we could be required to lower our prices, or our customers could elect to provide the reads themselves or obtain such services from one of our competitors, and not utilize the services of our affiliated radiologists, which would have a material adverse effect on our business, results of operations and financial condition.

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

Changes in the healthcare industry directed at controlling healthcare costs and perceived over-utilization of diagnostic radiology procedures could reduce the volume of radiological procedures performed. For example, in an effort to contain increasing imaging costs, as part of the overall healthcare reform efforts, the U.S. government is considering what some managed care organizations and private insurers have already adopted—namely, instituting pre-authorization policies which require physicians to pre-clear orders for diagnostic radiology procedures before those procedures can be performed. If pre-clearance protocols are broadly instituted by Medicare and/or throughout the healthcare industry, the volume of radiological procedures could decrease, resulting in pricing pressure and declining demand for our services. In addition, it is often alleged that many physicians order diagnostic procedures even when the procedures may have limited clinical utility in large part to establish a record for defense in the event of a medical liability claim. Changes in tort law could reduce the number of radiological procedures ordered for this purpose and therefore reduce the total number of radiological procedures performed each year, which could harm our operating results.

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

The information technology industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As an example, we are aware that on July 31, 2007, Merge eMed, Inc., or Merge, filed a complaint against another teleradiology provider, VRC, alleging that VRC has infringed on certain of Merge’s patents relating to teleradiology. In connection with that litigation, VRC filed a Request for Reexamination with the U.S. Patent and Trademark Office, or US PTO, which asks the US PTO to re-examine the validity of the patents at issue. Based solely upon publicly available information from VRC, we understand that, in August 2008, the US PTO ruled invalid all of the claims in the patents upon which Merge had sued VRC. While we are not currently a party to any intellectual property litigation, if Merge or another third party asserts that our technology violates that third-party’s proprietary rights, or if a court holds that our technology violates such rights, we may be required to re-engineer our technology, obtain licenses from third parties to continue using our technology without substantial re-engineering or remove the infringing functionality or feature. In addition, we may incur substantial costs defending any such claim. We may also become subject to damage awards, which could cause us to incur additional losses and harm our financial position.

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

Our independent contractor agreements with our affiliated radiologists typically provide that the radiologists may not compete with us for a period of time, typically ranging from 180 days to one year, after the agreements terminate. These covenants not to compete are enforceable to varying degrees from jurisdiction to jurisdiction. In most jurisdictions, a covenant not to compete will be enforced only to the extent that it is necessary to protect the legitimate business interest of the party seeking enforcement, that it does not unreasonably restrain the party against whom enforcement is sought and that it is not contrary to the public interest. This determination is made based upon all the facts and circumstances of the specific case at the time enforcement is sought. It is unclear whether our interests will be viewed by courts as the type of protected business interest that would permit us to enforce a non-competition covenant against the radiologists. A determination that these provisions are not enforceable could have a material adverse effect on us.

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

An element of our strategy is to pursue strategic acquisitions that are complementary to our business or offer us other strategic benefits. Acquisitions in which we may engage involve numerous risks, including:

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

The trading prices of many publicly-traded companies are highly volatile, particularly companies such as ours that have relatively limited operating histories and are operating in an evolving industry. Since our initial public offering in February 2006, the trading price of our common stock has been subject to wide fluctuations. Factors that will continue to affect the trading price of our common stock include:

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

We may need additional capital, which may not be available to us.

We currently anticipate that our existing capital resources and cash generated from future operations will be sufficient to meet our liquidity needs for at least the next 12 months. However, we may need to raise additional funds if our estimates of revenues, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. There can be no assurance that any such funds will be available at the time or times needed or available on terms acceptable to us. Furthermore, if our agreement with St. Paul Radiology, P.A. is terminated, we may be required to repay all or a portion of our term loan. See “—If our customers terminate their agreements with us or if our customers’ businesses materially decline, our financial condition and operating results could be adversely affected.” If we are required to make such mandatory repayments, our business, financial condition and results of operations could be materially adversely affected.

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

Our success depends upon our ability to continue to provide our services to our customers and the willingness of our customers to engage us for these services. The willingness and ability of our customers to engage us for our services depends upon a number of factors, including broader economic conditions and perceptions of such conditions by our customers. Adverse changes in the broader U.S. economy may have an adverse impact on the behavior of our customers and the extent to which they are willing to engage us for our services. In addition, we may experience difficulty collecting accounts receivable in a timely manner, or at all, if our customers are adversely affected by prevailing economic conditions. Any of these factors could, in turn, have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified Board of directors so that not all members of our board are elected at one time,

•	provide that directors may only be removed “for cause”,

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt,

•	eliminate the ability of our stockholders to call special meetings of stockholders,

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders,

•	provide that the Board of directors is expressly authorized to make, alter or repeal our bylaws, and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The table below provides a summary of our principal facilities as of December 31, 2009:

Location	Total Square Feet(1)	Leased or Owned	Principal Function

St Paul, Minnesota	58,000	Leased	Staff operations

Scottsdale, Arizona	25,000	Leased	Corporate offices

Coeur d’Alene, Idaho	23,000	Leased	Staff operations

Sydney, Australia	9,000	Leased	Reading facility and staff operations

Milwaukee, Wisconsin	9,000	Leased	Staff operations

Zurich, Switzerland	8,000	Leased	Reading facility and staff operations

Austin, Texas	5,000	Leased	Reading facility

San Francisco, California	3,000	Leased	Reading facility

(1)	Rounded to the nearest thousand square feet.

ITEM 3.	Legal Proceedings

From time to time, we are involved in various legal proceedings, primarily medical liability proceedings, arising in the ordinary course of our business activities. In some instances, these proceedings include allegations by plaintiffs that our business practices violate the appropriate standard of care and that, as a result, a court should institute punitive damages against us. We defend each of our medical liability proceedings vigorously and are confident that our business practices will withstand scrutiny that may arise in connection with these proceedings. In addition, we maintain insurance policies with policy limits that we believe are appropriate in light of the risks attendant to our business, and believe that the resolution of the current claims will not have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount of damages resulting from a current or future claim, an unfavorable resolution of a claim could materially affect our future results of operations, cash flows or financial position.

In addition to the litigation matters in which we are involved in the ordinary course of business, during the third quarter of 2009, we received a notice from St. Paul Radiology, P.A. in which St. Paul Radiology, P.A. indicated that it believes that we are in breach of certain of our obligations under our agreements with it and that, as a result, it is entitled to terminate the agreements and it has incurred material damages which they claim could exceed $70 million. We believe such claims of breach and allegations of damages are without merit, that we have fulfilled all of our obligations under the agreements and that the agreements may not be terminated by St. Paul Radiology. The parties are currently pursuing the dispute resolution processes prescribed by the agreements between the parties. However, there is always inherent uncertainty of any litigation or arbitration proceeding. If such claims of breach and related damages are proven to be true and the dispute resolution process does not achieve a result favorable to us, we may be required to remedy the alleged breach, pay damages, and/or the agreements may be terminated resulting in the loss of the associated future revenue and profit. Termination of our agreements with St. Paul Radiology, P.A. or a reduction in the revenue and related profits received under the agreements would have a material adverse impact on our business, financial condition and results of operations and could also trigger a mandatory principal repayment under our term loan or result in the acceleration of our obligation to pay all of our borrowings under our credit agreement. See Item 1A—“Risk Factors—If our customers terminate their agreements with us or if our customers’ businesses materially decline, our financial condition and operating results could be adversely affected” of this Annual Report for more information. If we are required to make a mandatory repayment of a portion of the principal of our term loan, or if our repayment obligations under our credit agreement are accelerated, our financial condition could be materially adversely impacted.

On December 17, 2009, a putative shareholder class action lawsuit was filed against us and certain of our former officers in the United States District Court for the District of Idaho. The case is captioned City of Marysville General Employees Retirement System v. NightHawk Radiology Holdings, Inc., et al., Case No. CIV 09-659-N-CWD. The complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period April 10, 2007 to February 13, 2008, and asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs contend that we and the individual defendants violated the federal securities laws by issuing false and misleading statements concerning our operations, business, and prospects during the purported class period, and thereby artificially increased the price of our stock. Plaintiffs seek unspecified compensatory damages, interest, and attorneys’ fees and costs. Management intends to vigorously defend against these claims.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “NHWK”. The following table sets forth, for the period indicated, the high and low sales prices of our common stock for our two most recent years.

	Common Stock Price
	High	Low
Year Ended December 31, 2009
First Quarter	$5.16	$2.22
Second Quarter	$4.44	$2.64
Third Quarter	$7.68	$3.65
Fourth Quarter	$7.21	$4.20

Year Ended December 31, 2008
First Quarter	$20.61	$8.87
Second Quarter	$9.49	$7.08
Third Quarter	$9.41	$6.69
Fourth Quarter	$6.99	$2.33

Holders

On February 5, 2010, the last reported sale price for our common stock on the NASDAQ Global Market was $4.01 per share. As of February 5, 2010, there were approximately 8,065 holders of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our initial public offering. We currently intend to retain future earnings and do not expect to pay any dividends in the foreseeable future and certain covenants in our debt agreement restrict our ability to pay dividends or make other distributions with respect to our equity securities. See Note 10 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Part III, Item 12 of this report for disclosure relating to our equity compensation plans.

Performance Graph

The performance graph below illustrates a comparison of cumulative total stockholder return data based on an initial investment of $100 in our common stock, as compared with the Russell 2000 Index and the Dow Jones US Healthcare Index from February 6, 2006 through December 31, 2009.

Dates	NightHawk Radiology	Russell 2000	Dow Jones US Healthcare
February 6, 2006	$100.00	$100.00	$100.00
March 31, 2006	$115.69	$106.75	$100.30
June 30, 2006	$86.88	$100.95	$95.35
September 30, 2006	$92.64	$101.65	$103.34
December 31, 2006	$123.49	$110.17	$104.61
March 31, 2007	$88.09	$111.69	$104.95
June 30, 2007	$87.41	$116.76	$109.40
September 30, 2007	$118.69	$113.00	$111.66
December 31, 2007	$101.94	$107.19	$111.47
March 31, 2008	$45.33	$96.22	$98.11
June 30, 2008	$34.29	$97.28	$96.91
September 30, 2008	$34.96	$96.00	$97.82
December 31, 2008	$23.54	$69.52	$84.68
March 31, 2009	$13.08	$59.37	$77.92
June 30, 2009	$17.92	$72.12	$85.36
September 30, 2009	$35.01	$85.05	$92.98
December 31, 2009	$21.94	$88.15	$100.66

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during 2009.

Issuer Purchases of Equity Securities

In December 2008, we initiated a program to repurchase up to $10.0 million in shares of our common stock. As of December 31, 2008, we had purchased and retired 1.1 million shares at a cost of $4.5 million pursuant to such program. The remaining $5.5 million authorized to be repurchased under the program was purchased in January 2009 and resulted in the retirement of an additional 1.1 million shares. All shares were repurchased in the open market pursuant to a SEC Rule 10b5-1 repurchase plan established by us.

On August 12, 2009, we entered into a share repurchase agreement with our founder and former chief executive officer, Dr. Paul E. Berger, pursuant to which we purchased and retired shares of our common stock from Dr. Berger.

The following table sets forth details regarding all shares repurchased in 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2, 2009— January 29, 2009	1,134,058	$4.87	1,134,058	$0
August 12, 2009 (1)	3,000,000	4.63	0	0

Total	4,134,058	$4.70	1,134,058	$0

(1)	The August 12, 2009 share repurchase was effected through a private transaction and was not part of a pre-announced open market repurchase program.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this report. All references to number of shares outstanding and per share amounts have been restated to reflect the 1 for 1.25 reverse stock split that occurred January 23, 2006. Company results include the results from Midwest Physicians Services, LLC (“MPS”), Emergency Radiology Services, LLC (“ERS”), The Radlinx Group, Ltd. (“Radlinx”) and Teleradiology Diagnostic Service, Inc. (“TDS”) from their respective acquisition dates in 2007, and American Teleradiology Nighthawks, Inc. (“ATN”) purchased on September 30, 2005. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	For the Years Ended December 31,
	(In thousands, except per share amounts)
	2009	2008	2007	2006	2005
Service Revenue	$162,536	$167,607	$151,662	$92,168	$64,062
Operating Income (Loss)	(50,404)	21,630	26,127	23,399	17,322
Net Income (Loss) (1)	(48,144)	9,442	14,694	(28,401)	(29,960)
Net Income (Loss) Applicable to Common Stockholders	$(48,144)	$9,442	$14,694	$(28,519)	$(36,509)
Earnings (Loss) Per Common Share:
Basic	$(1.89)	$0.32	$0.49	$(1.00)	$(2.11)
Diluted	$(1.89)	$0.31	$0.47	$(1.00)	$(2.11)
Cash Flow Data
Net cash provided by operating activities	28,377	29,087	23,637	19,131	11,529
Net cash provided by (used in) investing activities	(12,687)	18,261	(123,425)	(40,049)	(3,305)
Net cash provided by (used in) financing activities	(36,557)	(32,144)	85,243	54,808	(1,427)
Total Assets	165,674	245,149	263,466	116,066	35,536
Total Long-Term Debt (including current portion)	78,206	94,100	99,500	—	24,003
Total Liabilities	96,944	115,382	128,777	13,437	85,184
Common Stock Data
Market price at year end	$4.53	$4.86	$21.05	$25.50	N/A
Average number of common shares outstanding	25,443	29,483	30,083	28,528	17,274
Dividends declared per common share	—	—	—	—	$0.844
Preferred Stock Data
Redeemable convertible preferred shares outstanding	—	—	—	—	6,500
Dividends declared per convertible preferred share	—	—	—	$0.844	$0.295

(1)	The year ended December 31, 2009 includes a $68.7 goodwill impairment charge ($54.3 million after taxes). The years ended December 31, 2006 and 2005 include $44.2 million and $39.7 million, net of tax, respectively, of non-cash charges associated with the change in the fair value of the redeemable preferred stock conversion feature.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are leading the transformation of the practice of radiology by providing high-quality, cost-effective solutions to radiology groups and hospitals throughout the United States. Our team of independent contractor, American Board of Radiology-certified, state-licensed and hospital-privileged physicians, provides professional services (“interpretations”, “exams”, “scans” or “reads”) 24 hours per day, seven days a week, for approximately 26% of all U.S. hospitals. The reads that we provide continue to consist primarily of off-hours preliminary reads, but increasingly include final and sub-specialty interpretations. In addition to these professional services, we also provide our customers with cardiac 3D reconstructions, radiology clinical workflow technology, and business services, all designed to enhance the care they provide to patients and improve the efficiency of their practices. For more information, visit our website at www.nighthawkrad.net.

2009 Highlights

•

Evolving market for teleradiology service.    The market for our services is relatively new and is evolving rapidly. The past several years have seen a substantial increase in the number of competitors in the market for our services. As a result, we have experienced declining prices for our services and increasing levels of customer attrition. To improve our customer retention, we have focused our efforts on setting and maintaining high quality service levels and we have lowered our prices where appropriate to retain customers. We did see modest improvement in customer retention during 2009 compared with 2008; however, we also experienced an increase in the rate of price decline. On the other hand, our expenses have remained flat or increased, resulting in reduced margins and profit. We expect these trends to continue in the future.

•

Capital structure.    During 2009, we used a total of $36.2 million in cash to reduce our outstanding debt and to repurchase shares of our common stock. We believe that these transactions were prudent uses of our cash given our history of strong free cash flow generation and our then-current levels of available cash and investments. Specifically, in the first quarter of 2009, we repurchased 1.1 million shares of our common stock under an open market share repurchase program that we began in December 2008 for approximately $5.5 million. We also settled certain December 2008 repurchases in January 2009 for approximately $0.9 million. In addition, in the third quarter of 2009, we repurchased 3.0 million shares of common stock held by our founder and former chief executive officer for approximately $13.9 million. Finally, in addition to making $0.9 million in required debt principal payments in 2009, we made two voluntary principal payments on our outstanding debt for a total of $15.0 million, reducing the outstanding balance to $78.2 million at year end.

•

Goodwill impairment.    The difficult macroeconomic environment and decline in the market price of our common stock as of March 31, 2009, indicated that our goodwill could be impaired. As a result, we performed an impairment test as of March 31, 2009 as required by the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification (ASC Topic 350), and determined that the entire goodwill balance of $68.7 million was impaired. As a result, we recorded a non-cash goodwill impairment charge of $68.7 million ($54.3 million after-taxes) for the three months ended March 31, 2009.

Trends in our Business and Results of Operations

Service Revenue.

We generate revenue from a number of sources, including off-hours preliminary exams, business services offerings and final and subspecialty interpretations. The revenue growth that we experienced in the past was due in large part to the growth in scan volume in our off-hours preliminary business, which continues to make up the bulk of our revenue. Recently, however, our volume growth in the off-hours preliminary business has slowed as the market for these services has matured and become more competitive. As a result of these factors, we have seen the average price for our preliminary reads decline significantly and have also experienced customer losses which, combined, have caused our revenues and margins from our off-hours preliminary business to decline in recent periods. We expect these challenges to continue in the foreseeable future which will affect our ability to grow revenue and profits organically in our off-hours preliminary business. In response to such trends, our strategy is to sell new services, principally final interpretations, to our existing customers by communicating their value and demonstrating the advantages we offer over our competitors. Our future growth depends primarily upon our ability to successfully execute that strategy while also effectively responding to competitive pressures in the market for off-hours preliminary exams.

In 2009, we generated $16.9 million in revenue from our agreements with St. Paul Radiology, P.A., representing 10.4% of our revenue. St. Paul Radiology has indicated that it believes that we are in breach of certain of our obligations under our agreements with it. If such claims of breach are proven to be true and the dispute resolution process does not achieve a result favorable to us, or if St. Paul Radiology’s business declines for other reasons, the amount of revenue we generate from our relationship with St. Paul Radiology may be materially reduced. See Item 1A – “Risk Factors” – If our customers terminate their agreements with us or if our customers’ businesses materially decline, our financial condition and operating results could be adversely affected” of this Annual Report for more information.

Professional Service Expenses.

Professional service expenses consist primarily of the fees we pay to our affiliated radiologists, any physician stock-based compensation, the premiums for medical liability insurance, and any medical liability claims loss expenses. Since inception, our professional service fees have increased in absolute dollars each year, primarily due to the increased number of reads performed as our volumes have increased and the addition of new affiliated radiologists to perform the increased workload. We expect that our professional service fees will continue to fluctuate in absolute dollars as volumes and modality mix vary. We also expect our professional services expenses to increase as a percentage of revenue due to the shift in our business towards more final reads and due to the price declines we are experiencing.

Our medical liability expense has also increased in absolute dollars each year since inception, primarily due to the increasing number of scans as our business has grown. We expect our medical liability premiums and our IBNR expense to continue to fluctuate as our claims experience and volumes change over time.

We record physician stock-based compensation expense in connection with any equity-based grants to our affiliated radiologists in accordance with the Compensation-Stock Compensation Topic of the FASB Accounting Standards Codification (ASC Topic 718) and the Equity Topic of the FASB Accounting Standards Codification (ASC Topic 505), and present this expense in our consolidated statements of operations as part of our professional services expense. The amount of physician stock-based compensation expense we record in a given period depends primarily on the number of shares subject to equity-based grants held by our affiliated radiologists, the number of hours worked, and the change in the value of our common stock in that period. Our expense in future periods for physician stock-based compensation will be driven primarily by changes in our stock price, new equity-based grants we make to our affiliated radiologists, and the rate at which those equity-based grants are earned over such periods. We anticipate increased physician stock-based compensation expense in 2010 and 2011 resulting primarily from equity grants of our common stock to be issued to our affiliated physicians in connection with the adoption of a new form of physician contract in December 2009.

Sales, General and Administrative Expenses.

Our sales, general and administrative expenses consist primarily of salaries and related expenses for our employees, employee stock-based compensation, information technology and telecommunications expenses, costs associated with licensing and privileging our affiliated radiologists, facilities and office-related expenses, sales and marketing expenses and other general and administrative expenses. Our sales, general and administrative expenses have increased in absolute dollars since inception primarily as a result of increased payroll expenses in connection with higher headcount in support of the growth in our business. In the coming quarters, we expect our sales, general and administrative expenses to grow as we invest in our information technology platform and our sales and marketing capabilities.

The amount of employee stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding shared-based awards and the valuation criteria used at the time of the grant. The amount of expense is also impacted by the accelerated method we use to expense these awards and by forfeitures of non-vested awards.

Interest Expense.

Interest on our outstanding debt is at a variable rate. Since 2007, we have hedged the risk associated with fluctuations in interest rates by entering into interest rate swap contracts. In December 2008, in response to interest rates falling to historically low levels, we settled our original interest rate swap contracts and entered into new interest rate swap contracts that have a term roughly equal to the remaining term on our loan. Our new effective interest rate under these hedges is 4.95%. Our new effective interest rate and actual cash payments for interest under these hedges will be 4.95% for the remaining life of the loan. The swap contracts expire in June 2014. Over the next four quarters our reported interest rate will be higher than our stated effective rate due to the amortization of losses from our original swap contracts and amortization of loan closing costs. In addition, interest expense will be impacted by the mark-to-market adjustment of two interest rate swap contracts which have been deemed to be ineffective hedges.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. Management evaluates its estimates on an ongoing basis. Although we believe that our judgments and estimates are appropriate, actual results may differ from those estimates. We have reviewed our critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures in this report.

Our critical accounting policies arise in conjunction with the following:

•	contingencies;

•	purchase accounting and long-lived assets including goodwill and other acquired intangible assets;

•	stock-based compensation;

•	income taxes; and

•	derivative accounting

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our financial condition or future results of operations.

Contingencies

Loss contingency for legal claims.    We record a loss contingency for a legal claim at the time we deem such liability to be probable. Our determination of the probability of the liability is based upon a review of the claim by our internal legal counsel, external legal counsel and, in the case of medical liability claims, our medical liability insurance carrier. Upon the determination that a liability is probable, we record a loss contingency for the estimated potential claim. Actual future losses from a legal claim may differ from our estimate to the extent that we suffer an adverse determination for a claim that we did not deem the liability probable, did not record a sufficient loss contingency, the loss was in excess of applicable insurance limits, or in the event that we do not have insurance coverage or indemnification rights covering the specific claim.

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

Incurred But Not Reported Claims (“IBNR”).    We use actuarial assumptions to estimate and record a liability for IBNR professional liability claims. Our estimated IBNR liability is based on long-term industry trends and averages, and considers a number of factors, including changes in claim reporting patterns, claim settlement patterns, judicial and legislative decisions, and economic conditions. Our estimated IBNR liability will fluctuate as claims experience and volumes change over time.

Purchase Accounting and Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

All of our acquisitions were accounted for using the purchase method of accounting as prescribed in the Business Combinations Topic of the FASB Accounting Standards Codification (ASC Topic 805). Accordingly, purchase accounting adjustments have been reflected in our financial statements for all periods subsequent to the respective purchase dates. The purchase accounting entries are reflected on our financial statements as of the purchase date. In accordance with ASC Topic 805, we revalued the assets and liabilities acquired at their respective fair values on the acquisition date.

As required by the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification (ASC Topic 350), an interim test for impairment must be performed whenever impairment indicators are present. As a result of the difficult macroeconomic environment and significant decline in the market price of the Company’s common stock as of March 31, 2009, the Company determined that an impairment indicator was present related to its goodwill. The Company performed this interim impairment testing as of March 31, 2009 and determined that the fair value of its recorded goodwill, estimated using discounted cash flow analyses and reconciled to its market capitalization, was less than the carrying value. Based on this testing, the Company concluded that its goodwill balance of $68.7 million was fully impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $68.7 million ($54.3 million after-tax) in the three months ended March 31, 2009.

In accordance with the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification (ASC Topic 360), we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. We perform impairment tests using discounted cash flows, valuation analyses or comparisons to recent sales or purchase transactions to determine estimated fair value. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Stock-Based Compensation

Physician Stock-Based Compensation.    We record physician stock-based compensation expense in connection with any equity-based grants to our affiliated radiologists in accordance with the Compensation-Stock Compensation Topic of the FASB Accounting Standards Codification (ASC Topic 718) and the Equity Topic of the FASB Accounting Standards Codification (ASC Topic 505), by determining the fair value using the Black-Scholes option pricing model at the date of grant and at the end of each subsequent financial reporting period thereafter when service is delivered. Physician stock-based compensation expense is included in professional services expense.

Non-Physician Stock-Based Compensation.    We also record stock-based compensation expense in connection with any grant of stock options, restricted stock units (“RSUs”), warrants or other issuance of shares of common stock to employees and directors. We calculate the stock-based compensation expense associated with the issuance of stock options and warrants to our employees and directors in accordance with the Compensation-Stock Compensation Topic of the FASB Accounting Standards Codification (ASC Topic 718) by determining the fair value using a Black-Scholes model. We calculate the stock-based compensation expense related to the issuance of RSUs or shares of our common stock to our employees and directors based on the fair value of our common stock on the date the RSUs or shares are issued. Options and RSUs granted to employees and directors are valued using the Black-Scholes model, and the resulting expense is recognized using the accelerated method over the service period for the entire award. Stock-based compensation to employees and non-physician contractors is included in sales, general and administrative expense.

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

Income Taxes

We account for income taxes in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification (ASC Topic 740). This standard requires, among other things, the separate recognition of deferred tax assets and deferred tax liabilities. Such deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at enacted tax rates in effect for the year in which the differences are expected to reverse. ASC Topic 740 Subtopic 10 Section 05 requires that we recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority. ASC Topic 740 Subtopic 10 Section 05 also specifies standards for estimating and recognizing interest income and expense associated with the tax positions.

Developing our provision for income taxes, including our effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowances we deem necessary to value deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our uncertain income tax positions in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Since 2007, we have utilized interest rate swap contracts to maintain compliance with debt requirements and to protect us against changes in the interest payments associated with our variable-rate long-term debt. The contracts are considered cash flow hedges. As a result, as long as the swaps are deemed highly effective, changes in the fair value of the swaps are recorded as either an asset (a gain position), or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of stockholders’ equity.

In December 2008, we settled the two interest rate swap contracts entered into during 2007 resulting in a cash payment by us. The pre-tax net unrealized loss within accumulated other comprehensive income associated with the cancelled interest rate swap contracts is being amortized to interest expense over the original lives of the contracts. The cancelled swaps were replaced with five interest rate swap contracts. As principal is repaid on the debt, the combined notional amounts of the five interest rate swap contracts will be different than the principal balance of the outstanding debt. If this difference is material, it can cause certain of the five interest rate swap contracts to be deemed ineffective. Due to voluntary principal payments made by us, two of the interest rate swap contracts have been deemed ineffective. As a result, changes in the fair values of these ineffective contracts are recorded as a component of interest expense in our statement of operations.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of service revenue.

	Year Ended December 31,
	2009	2008	2007
Service revenue	100%	100%	100%
Operating costs and expenses:
Professional services	45	41	42
Sales, general and administrative	37	39	36
Depreciation and amortization	7	7	5
Goodwill impairment	42	—	—

Total operating costs and expenses	131	87	83

Operating income	(31)	13	17
Other income (expense):
Interest expense	(5)	(5)	(4)
Interest income	—	1	2
Other, net	—	—	—

Total other income (expense)	(5)	(4)	(2)

Income (loss) before income taxes	(36)	9	15
Income tax expense (benefit)	(6)	3	6

Net income (loss) applicable to common stockholders	(30)%	6%	9%

Comparison of Years Ended December 31, 2009 and December 31, 2008

Service Revenue

	Year Ended December 31,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Service revenue	$162,536	$167,607	$(5,071)	(3%)

The decrease in service revenue for the year ended December 31, 2009 relative to the year ended December 31, 2008 primarily consists of a decrease of $10.2 million in preliminary read revenue partially offset by an increase of $4.1 million in final read revenue and an increase of $0.9 million in business service revenue.

The preliminary read revenue decrease was predominantly due to a 9% decline in our average price from 2008. Offsetting this price decline, over this same period, we saw a 2% net increase in preliminary read volume, consisting of same site volume growth of 6% and new customer volumes of 6%, partially offset by an 11% decrease in volumes from the cumulative impact of customers lost over the past 12 months.

The final read revenue increase was predominantly due to a 28% increase in volume. Final read volume growth consisted of new customer growth of 52% offset by a 5% decrease in same site volume and a 19% decrease in volumes from the impact of customers lost over the past 12 months. Final read pricing was down 6% compared to the same period one year ago.

Operating Costs and Expenses

Professional Services

	Year Ended December 31,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Professional services	$72,368	$68,932	$3,436	5%
Percentage of service revenue	45%	41%

The increase in professional services expense for the year ended December 31, 2009 compared to the year ended December 31, 2008 is primarily attributable to an increase in professional service fees and medical liability expenses related to higher read volumes partially offset by a $1.0 million decrease in physician stock-based compensation expense due to our lower common stock prices during 2009. The increase in professional services expense as a percentage of revenue resulted from a combination of an increase in professional services fees coupled with an 8% decline in our average price per study.

Sales, General and Administrative

	Year Ended December 31,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Sales, general and administrative	$60,845	$65,683	$(4,838)	(7%)
Percentage of service revenue	37%	39%

The sales, general and administrative expense for the year ended December 31, 2009 was approximately $4.8 million lower than in the comparable period of 2008. During 2009, stock compensation and severance expenses were lower compared to 2008, and were partially offset by higher information technology spending.

Goodwill Impairment

We recorded a $68.7 million goodwill impairment charge during the quarter ended March 31, 2009 due to our determination that the fair value of goodwill was less than the carrying value. The goodwill impairment charge was non-cash and does not affect our operations, cash flow or cash position.

Other Income (Expense)

Interest Expense

	Year Ended December 31,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Interest expense	$8,466	$8,508	$(42)	(0%)
Percentage of service revenue	5%	5%

Interest expense for 2009 was relatively flat compared with our interest expense in 2008. The impact of a lower effective interest rate on our debt in 2009 was offset by $3.1 million in net expense relating to the amortization of losses from our original swap contracts that were cancelled in December 2008 and the mark-to-market adjustment of our two ineffective interest rate hedges.

Income Tax Expense

	Year Ended December 31,		Change
	(Dollars in thousands)
	2009	2008	In Dollars	Percentage
Income tax expense (benefit)	$(10,578)	$5,257	$(15,835)	(301)%

The change in our income tax expense was due primarily to the tax benefit resulting from the goodwill impairment charge recorded during 2009. The Company recorded a non-cash goodwill impairment charge of $68.7 million in the three months ended March 31, 2009. $30.9 million of that impairment is not deductible for tax purposes, resulting in an effective tax rate different than the statutory rate.

Comparison of Years Ended December 31, 2008 and December 31, 2007

Service Revenue

	Year Ended December 31,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Service revenue	$167,607	$151,662	$15,945	11%

The increase in service revenue for the year ended December 31, 2008 relative to the year ended December 31, 2007 consists of a $17.5 million increase from the full-year effect of acquisitions completed during 2007, a $2.2 million increase in organic final read revenue driven largely by an increase in the average price due to a modality shift towards higher-priced, more complex exams, partially offset by a $4.0 million decrease in organic preliminary read revenue. The net decrease in organic preliminary read revenue resulted from 3% higher volumes, which were more than offset by the impact of declines in average selling prices of 6%.

Operating Costs and Expenses

Professional Services

	Year Ended December 31,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Professional services	$68,932	$63,618	$5,314	8%
Percentage of service revenue	41%	42%

The increase in professional services expense for the year ended December 31, 2008 compared to the year ended December 31, 2007 is primarily attributable to an increase in professional service fees and medical liability expenses related to higher read volumes partially offset by a decrease in physician stock-based compensation expense due to our lower common stock prices during 2008.

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

Other Income (Expense)

Interest Expense

	Year Ended December 31,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Interest expense	$8,508	$5,885	$2,622	46%
Percentage of service revenue	5%	4%

Our interest expense for the 2007 consists of the interest expense incurred on our fully syndicated term loan (the “Term Loan”). On April 5, 2007 we borrowed $53.0 million in connection with the Radlinx acquisition and an additional $47.0 million on July 10, 2007 in connection with the MPS and ERS acquisitions. Also included in interest expense is $0.4 million of amortized deferred loan fees. Our interest expense for 2008 consists of a full year impact of the above debt.

Income Tax Expense

	Year Ended December 31,		Change
	(Dollars in thousands)
	2008	2007	In Dollars	Percentage
Income tax expense	$5,257	$8,615	$(3,358)	(39)%

We recorded income tax expense of $5.3 million for 2008 and $8.6 million for 2007. The change in income tax expense is due primarily to a corresponding change in pre-tax income.

Liquidity and Capital Resources

The discussion below highlights significant aspects of our capital resources and cash flow activities (in millions).

	December 31, 2009	December 31, 2008
Capital resources
Cash and cash equivalents	$26.3	$47.2
Marketable securities	6.0	—

Total	$32.3	$47.2

	December 31, 2009	December 31, 2008
Cash flow activities
Net cash provided (used) by:
Operating activities	$28.4	$29.1
Investing activities	(12.7)	18.2
Financing activities	(36.6)	(32.1)

Increase (decrease) in cash and cash equivalents	$(20.9)	$15.2

Operating Activities

We fund our operations primarily from cash flows generated by our operating activities and the incurrence of debt. Net cash provided by operating activities in 2009, 2008 and 2007 was $28.4 million, $29.1 million and $23.6 million, respectively. The decrease in net cash from operations from 2008 to 2009 primarily resulted from lower earnings, partially offset by better working capital management.

Investing Activities

Net cash used in investing activities was $12.7 million for the year ended December 31, 2009 compared to $18.2 million provided by investing activities for the year ended December 31, 2008. The decrease from 2008 to 2009 primarily reflects $6.0 million in net purchases of marketable securities in 2009, compared to $30.1 million in net proceeds from sales, maturities and purchases of marketable securities in 2008. During 2008, net proceeds from sales and maturities of marketable securities were used primarily to enhance our capital structure by paying down outstanding debt and repurchasing shares of our common stock.

Financing Activities

Net cash used in financing activities was $36.6 million for the year ended December 31, 2009, compared with $32.1 million for the year ended December 31, 2008. The increase in net cash used in financing activities in 2009 compared to 2008 primarily reflects higher voluntary debt principal payments in 2009 as part of the enhancement of our capital structure. This was partially offset by the early settlement of our interest rate swap contracts of $5.3 million in 2008, as compared to no such activity in 2009. During 2009, we used our existing cash and cash equivalents to repurchase of shares of our common stock for $20.3 million, whereas in 2008 we used net proceeds from marketable securities to repurchase $22.2 million of such shares.

Financial condition and liquidity

We expect our short and long-term liquidity needs to consist primarily of working capital, capital expenditures related to information technology and any future acquisitions. We may also have liquidity needs arising from any repurchases of shares of our common stock and if we elect or are required to make principal payments under our Term Loan agreement. We intend to fund future liquidity needs from current capital resources and cash generated from operations. We believe our capital resources are invested in appropriate investments and will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Our Term Loan contains customary affirmative, negative and financial covenants, including, among other requirements, negative covenants that restrict our ability to create liens, enter into mergers and acquisitions, pay dividends, repurchase stock, incur indebtedness, make investments and make capital expenditures, and financial covenants that limit the maximum leverage we can maintain at any one time. As of December 31, 2009, we were in compliance with all covenants contained in our Term Loan agreement and expect to remain in compliance with these covenants in 2010.

Our Term Loan is subject to mandatory repayment under certain circumstances, including in connection with our receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events. In addition, our Term Loan requires a principal payment in the amount of our Excess Cash Flow (as defined in our credit agreement) if the Total Leverage Ratio (as defined in our credit agreement) is at or above 2.5 at year end. Furthermore, if our Total Leverage Ratio exceeds 4.0 on any trailing four quarter basis, our obligation to repay all borrowings could be accelerated. As of December 31, 2009, our Total Leverage Ratio was 2.35, so no additional principal payment was required.

We generate a substantial portion of our revenue and profits from our customer relationship with St. Paul Radiology, P.A. St. Paul Radiology has indicated that it believes that we are in breach of certain of our obligations under our agreements with it. If such claims of breach are proven to be true and the dispute resolution process does not achieve a result favorable to us, or if St. Paul Radiology’s business declines for other reasons, the amount of revenue we generate from our relationship with St. Paul Radiology may be materially reduced which could cause us to fail either of our Total Leverage Ratio tests described above. For example, if our agreement with St. Paul Radiology (under which we generated $16.9 million, or 10.4% of total revenue, in 2009) had been terminated prior to 2009, the resulting loss of revenue and related profits would have caused the Total Leverage Ratio to exceed 2.5 at year end, which in turn would have triggered a mandatory principal repayment. Any future loss in revenue, under the agreement with St. Paul Radiology, P.A. or otherwise, could cause us to fail the Total Leverage Ratio test and trigger a mandatory principal repayment or result in the acceleration of our obligation to repay all of our borrowings under the credit agreement. Finally, we may elect from time to time to make additional principal payments on our debt in order to enhance our capital structure as we did in 2008 and 2009. We anticipate funding any such elective or required principal payments out of our available cash and cash equivalents. However, if our estimates of revenues, working capital and/or capital expenditure requests change or prove inaccurate, we may need to raise additional funds to satisfy any required principal repayment. There can be no assurance that any such funds will be available at the time or times needed or available on terms acceptable to us.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of December 31, 2009.

Contractual Obligations

The following table presents a summary of our contractual obligations as of December 31, 2009:

(in millions)	Payments Due Within
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt obligations (a)	$0.8	$1.6	$75.8	$0.0	$78.2
Interest on long-term borrowings (b)	3.9	7.6	5.5	0.0	17.0
Operating lease commitments	2.7	4.1	3.4	2.9	13.1

Total contractual obligations	$7.4	$13.3	$84.7	$2.9	$108.3

(a)	See Note 5 of the Notes to Consolidated Financial Statements in Item 8.
(b)	Actual interest paid in future years may differ from amounts shown in this table due to any future refinancing or repayment of our debt. Interest on our floating rate debt was calculated for all years using the effective rate as of December 31, 2009 including the impact of our interest rate swap contracts. The amounts given above do not include the unamortized $2.0 million spent to settle the interest rate swap contracts held within Accumulated Other Comprehensive Income which will be amortized to interest expense through September 2010. See Note 11 of the Notes to Consolidated Financial Statements in Item 8.

Total contractual obligations exclude our liability for uncertain tax positions of $2.3 million as of December 31, 2009, because we were unable to make reasonable estimates as to the period of settlement with the respective taxing authorities.

New Accounting Pronouncements

See Note 1 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of recently issued accounting standards.

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $26.3 million at December 31, 2009. These amounts were invested primarily in interest-bearing money market accounts and are held for working capital purposes. In addition, we had investments in marketable securities of $6.0 million as of December 31, 2009. The marketable securities are U.S. Treasury notes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. However, any declines in interest rates will reduce future investment income.

As of December 31, 2009, we had $78.2 million in variable interest rate debt. Because of the interest rate swap contracts in place at December 31, 2009 such debt will not be subject to risks associated with fluctuations in interest rates until such contracts expire on June 30, 2014.

Since 2007, we have utilized interest rate swap contracts to maintain compliance with debt requirements and to protect us against changes in the interest payments associated with our variable-rate long-term debt. The contracts are considered cash flow hedges. As a result, as long as the swap contracts are deemed highly effective, changes in the fair value of the swap contracts are recorded as either an asset (a gain position), or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of stockholders’ equity.

In December 2008, the Company settled the two interest rate swap contracts entered into during 2007 resulting in a cash payment by the Company. The pre-tax net unrealized loss within accumulated other comprehensive income associated with the cancelled interest rate swap contracts is being amortized to interest expense over the original lives of the contracts. The cancelled swap contracts were replaced with five interest rate swap contracts. As principal is repaid on the debt, the combined notional amounts of the five interest rate swap contracts will be different than the principal balance of the outstanding debt. If this difference is material, it can cause certain of the five interest rate swap contracts to be deemed ineffective. Due to voluntary principal payments made by the Company, two of the interest rate swap contracts have been deemed ineffective. As a result, changes in the fair values of these ineffective contracts are recorded as a component of interest expense in the Company’s statement of operations.

For more information on our hedging activities, see Notes 5 and 11 of the Notes to Consolidated Financial Statements in Item 8.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NightHawk Radiology Holdings, Inc.

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of NightHawk Radiology Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NightHawk Radiology Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

February 22, 2010

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2009	2008	2007
Service revenue	$162,536	$167,607	$151,662
Operating costs and expenses:
Professional services	72,368	68,932	63,618
Sales, general and administrative	60,845	65,683	54,018
Depreciation and amortization	11,009	11,362	7,899
Goodwill impairment	68,718	—	—

Total operating costs and expenses	212,940	145,977	125,535

Operating income (loss)	(50,404)	21,630	26,127
Other income (expense):
Interest expense	(8,466)	(8,508)	(5,885)
Interest income	164	1,380	3,130
Other, net	(16)	197	(63)

Total other income (expense)	(8,318)	(6,931)	(2,818)

Income (loss) before income taxes	(58,722)	14,699	23,309
Income tax expense (benefit)	(10,578)	5,257	8,615

Net income (loss)	$(48,144)	$9,442	$14,694

Earnings (loss) per common share:
Basic	$(1.89)	$0.32	$0.49
Diluted	$(1.89)	$0.31	$0.47
Weighted average of common shares outstanding:
Basic	25,443,493	29,482,536	30,083,080
Diluted	25,443,493	30,561,942	31,083,971

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$26,293	$47,160
Marketable securities	6,000	—
Trade accounts receivable, net	21,359	24,393
Deferred income taxes	910	855
Prepaid expenses and other current assets	4,702	6,231

Total current assets	59,264	78,639
Property and equipment, net	13,507	10,528
Goodwill	—	68,718
Intangible assets, net	72,550	79,616
Deferred income taxes	15,707	4,082
Other assets, net	4,646	3,566

Total assets	$165,674	$245,149

LIABILITIES
Current liabilities:
Accounts payable	$6,130	$6,327
Accrued expenses and other liabilities	3,473	3,617
Accrued payroll and related benefits	3,769	3,783
Long-term debt, due within one year	802	955

Total current liabilities	14,174	14,682
Insurance reserve	4,018	3,705
Long-term debt	77,404	93,145
Other liabilities	1,348	3,850

Total liabilities	96,944	115,382

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock—150,000,000 shares authorized; $.001 par value; 23,558,890 and 27,590,774 shares issued and outstanding, respectively	24	28
Additional paid-in capital	221,106	237,429
Retained earnings (deficit)	(151,660)	(103,516)
Accumulated other comprehensive income (deficit)	(740)	(4,174)

Total stockholders’ equity	68,730	129,767

Total liabilities and stockholders’ equity	$165,674	$245,149

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance—December 31, 2006	29,944,069	$30	$230,117	$—	$(127,517)	$102,631
Cumulative impact of change in accounting for in income taxes					(135)	(135)
Net income					14,694	14,694
Shares issued upon exercise of stock options and vesting of restricted stock units (“RSU”)	368,253		1,163			1,163
Issuance of stock options and RSUs—employees			8,330			8,330
Issuance of stock options and RSUs—non-employees			4,705			4,705
Excess tax benefit (deficit) from stock options exercised and RSU vesting			1,625			1,625
Issuance of warrants in acquisitions			3,334			3,334
Change in fair value of derivatives, net of tax				(1,658)		(1,658)

Balance—December 31, 2007	30,312,322	$30	$249,274	$(1,658)	$(112,957)	$134,689
Net income					9,442	9,442
Shares issued upon exercise of stock options and vesting of RSUs, net of shares withheld for taxes	370,999		477			477
Shares issued for acquisition earnout	181,971		2,078			2,078
Shares issued for accrued bonus	30,214		1,751			1,751
Shares acquired and retired, net of costs	(3,304,732)	(2)	(23,099)			(23,101)
Issuance of stock options and RSUs—employees			6,890			6,890
Issuance of stock options and RSUs—non-employees			1,440			1,440
Excess tax benefit (deficit) from stock options exercised and RSU vesting			(1,382)			(1,382)
Change in fair value of derivatives, net of tax				(2,516)		(2,516)

Balance—December 31, 2008	27,590,774	$28	$237,429	$(4,174)	$(103,516)	$129,767
Net loss					(48,144)	(48,144)
Shares issued upon exercise of stock options and vesting of RSUs, net of shares withheld for taxes	102,174		108			108
Cash settlement of stock options			(53)			(53)
Shares acquired and retired, net of costs	(4,134,058)	(4)	(19,442)			(19,446)
Issuance of stock options and RSUs—employees			3,290			3,290
Issuance of stock options and RSUs—non-employees			700			700
Excess tax benefit (deficit) from stock options exercised and RSU vesting			(926)			(926)
Foreign currency translation adjustments, net of tax				(68)		(68)
Change in fair value of derivatives and amortization of cancelled swap contracts, net of tax				3,502		3,502

Balance—December 31, 2009	23,558,890	$24	$221,106	$(740)	$(151,660)	$68,730

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(48,144)	$9,442	$14,694
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,009	11,362	7,899
Goodwill impairment	68,718	—	—
Accretion of discounts on marketable securities	(11)	(21)	(355)
Amortization of debt issuance costs and effect of interest rate swaps	3,830	648	395
Loss on disposal of fixed assets and other, net	103	646	199
Deferred income taxes (excluding effects of acquisitions)	(13,804)	(1,210)	(6,098)
Non-cash stock compensation expense	3,990	8,330	15,030
Excess tax benefit from exercise of stock options	(32)	(234)	(1,625)
Provision for doubtful accounts and sales credits	583	1,127	404
Changes in operating assets and liabilities (excluding effects of acquisitions):
Trade accounts receivable, net	2,545	371	(8,245)
Prepaid expenses and other assets	1,389	(3,420)	(274)
Accounts payable	(454)	527	2,701
Accrued expenses and other liabilities	(1,205)	346	(641)
Accrued payroll and related benefits	(140)	1,173	(447)

Net cash provided by operating activities	28,377	29,087	23,637

Cash flows from investing activities:
Purchase of marketable securities	(13,988)	(26,390)	(34,221)
Proceeds from maturities of marketable securities	8,000	33,755	41,763
Proceeds from sale of marketable securities	—	23,303	—
Purchase of property and equipment	(6,699)	(4,757)	(4,546)
Cash paid for acquisitions, net	—	(7,650)	(126,760)
Cash and cash equivalents received from acquisitions	—	—	339

Net cash provided by (used in) investing activities	(12,687)	18,261	(123,425)

Cash flows from financing activities:
Repayment of notes payable and debt	(15,894)	(5,400)	(11,366)
Settlement of interest rate swap contracts	—	(5,331)	—
Proceeds from exercise of stock options	134	559	1,163
Excess tax benefit from exercise of stock options	32	234	1,625
Purchase and retirement of common stock	(20,342)	(22,206)	—
Proceeds from notes payable and debt	—	—	100,000
Repayments of lines of credit	—	—	(1,679)
Debt amendment and issuance costs	(434)	—	(4,500)
Cash exchange for stock options	(53)	—	—

Net cash (used in) provided by financing activities	(36,557)	(32,144)	85,243

Net increase (decrease) in cash and cash equivalents	(20,867)	15,204	(14,545)
Cash and cash equivalents—beginning of year	47,160	31,956	46,501

Cash and cash equivalents—end of year	$26,293	$47,160	$31,956

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended December 31,
	2009	2008	2007
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,607	$7,838	$5,460
Cash paid for income taxes	4,181	6,885	13,210

Non-cash investing and financing activities:
Purchases of equipment included in accounts payable	$263	$271	$176
Earnout liability included in accrued expenses settled in stock	—	2,078	—
Issuance of common stock in connection with settlement of accrued bonuses	—	2,107	—
Accrual for unsettled share repurchases	—	895	—
Acquisition costs included in accrued expenses and accounts payable	—	—	105

Details of Teleradiology Diagnostic Service, Inc. Acquisition:
Cash			$79
Receivables			1,316
Other assets			85
Property and equipment			197
Deferred income tax assets			26
Goodwill			16,078
Intangible assets			12,250
Accounts payable and other liabilities			(1,394)
Deferred income tax liabilities			(4,816)
Contingent liability in escrow, paid in 2008			(1,150)

Net cash paid for acquisition			$22,671

Details of The Radlinx Group , LTD. Acquisition:
Cash			$8
Receivables			3,356
Other assets			277
Property and equipment			663
Goodwill			40,450
Intangible assets			19,400
Accounts payable and other liabilities			(2,235)
Deferred income tax liabilities			(3,308)
Debt assumed			(12,545)
Contingent consideration, paid in 2008			(4,925)

Net cash paid for acquisition			$41,141

Details of Midwest Physicians Services, LLC and Emergency Radiology Services, LLC acquisitions:
Cash			$252
Receivables			446
Other assets			111
Property and equipment			1,814
Goodwill			7,054
Intangible assets			57,590
Accounts payable and other liabilities			(987)
Warrants issued			(3,334)

Net cash paid for acquisition			$62,946

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
Net income (loss)	$(48,144)	$9,442	$14,694
Other comprehensive income (loss):
Change in fair value of interest rate swaps	2,355	(4,043)	(2,717)
Reclassification adjustments for net losses on interest rate swaps included in net income	3,322	—	—
Foreign currency translation adjustments	(119)	—	—
Less deferred income taxes	(2,124)	1,527	1,059

Net other comprehensive income (loss)	3,434	(2,516)	(1,658)

Comprehensive income (loss)	$(44,710)	$6,926	$13,036

The accompanying notes are an integral part of the consolidated financial statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Background—NightHawk Radiology Holdings, Inc. and its subsidiaries (the “Company”) provide professional services, business services, and clinical workflow technology to radiology groups and hospitals across the United States. The Company’s functional currency is the U.S. dollar.

Basis of Presentation—These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

We have evaluated subsequent events through February 22, 2010, the date of issuance of the consolidated financial statements.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, the loss contingency for general and medical liability claims, reserves for incurred but not reported (“IBNR”) medical liability claims, for determining stock-based compensation, the fair value of interest rate swap contracts and the Company’s business services customers’ expected net collections.

Cash and Cash Equivalents—The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

Trade Accounts Receivable—Trade accounts receivable represent receivables for services and are recorded at the invoiced amount and are non-interest bearing. Company management reviews past due accounts receivable to identify specific customers with known disputes or collectability issues. As of December 31, 2009 and 2008, the Company had reserved $0.9 million and $1.1 million, respectively, for doubtful accounts based on its estimate of the collectability of outstanding receivables as of those dates.

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

The cost of computer software developed for internal use is capitalized and accounted for in accordance with the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification (ASC Topic 350), Subtopic 40 Internal-Use Software. Capitalized costs are amortized based on their expected useful lives.

Contingencies—The Company records a loss contingency for a legal claims at the time the Company deems such liability to be probable. The determination of the probability of the liability is based upon a review of the claim by the Company’s internal legal counsel, external legal counsel and, in the case of medical liability claims, the Company’s medical liability insurance carrier. Upon the determination that a liability is probable, the Company records a loss contingency for the estimated potential claim. Actual future losses from these legal claims may differ from the Company’s estimates to the extent that the Company suffers an adverse determination for a claim that the Company did not deem the liability probable, did not record a sufficient loss contingency, the loss was in excess of applicable insurance limits, or in the event that the Company does not have insurance coverage or indemnification rights covering the specific claim.

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

The Company records reserves for both asserted and IBNR amounts. Asserted claims are reserved based upon the Company’s best estimate of future probable costs in accordance with the Contingencies Topic of the FASB Accounting Standards Codification (ASC Topic 450). The IBNR reserve is intended to cover potential medical claims that might arise related to past medical services performed by the Company’s affiliated radiologists which have not yet been asserted. IBNR amounts are estimated using historical claims information and actuarial-based industry indices.

Operating Leases—The Company leases various office space under operating leases. Certain lease arrangements contain rent escalation clauses for which the lease expense is recognized on a straight-line method over the term of the leases.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets—Under the provisions of the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification (ASC Topic 350), certain intangible assets are amortized over their estimated useful lives. We do not amortize goodwill. Goodwill and unamortized intangible assets are evaluated for impairment at least annually or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired.

In accordance with the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification (ASC Topic 360), the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company performs impairment tests using discounted cash flows, valuation analyses or comparisons to recent sales or purchase transactions to determine estimated fair value. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Revenue Recognition and Presentation—Service revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is probable. Radiological service revenue is recognized in the month when the radiological interpretation is complete and delivered to the customer. Business service revenue is recognized in the period the service is provided.

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

Stock-Based Compensation—The Company records stock-based compensation expense in connection with any grant of stock options or restricted stock units to affiliated radiologists. The Company follows the provisions of the Compensation—Stock Compensation Topic of the FASB Accounting Standards Codification (ASC Topic 718). As a result, the Company calculates the stock-based compensation expense associated with the issuance of stock-based compensation to affiliated radiologists in accordance with the Equity Topic of the FASB Accounting Standards Codification (ASC Topic 505), Subtopic 50, Equity-Based Payments to Non-Employees. The Company calculates the stock-based compensation expense related to the issuance of common stock or restricted stock units to affiliated radiologists based on the fair value of common stock at the date the shares or restricted stock units were earned. Stock-based compensation related to affiliated radiologists is included in professional services expenses.

The Company also records stock-based compensation expense in connection with any grant of stock options or restricted stock units to employees, directors and non-physician contractors. The Company calculates the stock-based compensation expense associated with the issuance of options or restricted stock units to the Company’s employees, directors and non-physician contractors in accordance with ASC Topic 718. Options and RSUs granted to employees and directors are valued using the Black-Scholes model, and the resulting expense is recognized using the accelerated method over the service period for the entire award. Stock-based compensation related to employees, directors and non-physician contractors is included in sales, general and administrative expenses.

Income Taxes—The Company recognizes income taxes under the asset and liability method in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification (ASC Topic 740). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

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

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash, cash equivalents and marketable securities with high-credit-quality institutions. As of December 31, 2009 and 2008, a total of $26.2 million and $7.5 million, respectively, of cash and cash equivalents exceeded federal government insured amounts.

In 2009, the Company generated $16.9 million in revenue from one customer, St. Paul Radiology, P.A., representing 10.4% of the Company’s revenue, under a multiyear business services agreement. As described more fully in Note 6, the Company is currently involved in a dispute with St. Paul Radiology, P.A. regarding its services agreement with them.

Fair Value of Financial Instruments—The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, marketable securities, accounts receivable and current liabilities approximate their fair value because of their short duration. See Note 12 for fair value disclosure.

Derivative Financial Instruments—Accounting for derivative instruments and hedging activities requires the Company to recognize all derivatives on the consolidated balance sheet at fair value in accordance with the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (ASC Topic 815). If the derivative is a qualifying cash flow hedge, changes in its fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The Company does not generally engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes.

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

Recently Issued Accounting Standards—In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of Useful Life of Intangible Assets, which can now be found within the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification (ASC Topic 350). This standard amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This topic also includes required expanded disclosure related to the determination of intangible asset useful lives. The Company adopted this new accounting pronouncement as of January 1, 2009 and the impact of adoption was not significant.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities which amends and expands the disclosure requirements of as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These pronouncements can be found in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (ASC Topic 815). The Company adopted this new accounting pronouncement as of January 1, 2009 and the impact of adoption was not significant.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which can now be found under the Generally Accepted Accounting Principles Topic of the FASB Accounting Standards Codification (ASC Topic 105). ASC Topic 105 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. The Company adopted this new accounting pronouncement as of July 1, 2009 and the impact of adoption was not significant.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, which amended the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC Topic 820), Subtopic 10, Overall. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one of more of the following techniques: 1) A valuation technique that uses: a) The quoted price of the identical liability when traded as an asset b) Quoted prices for similar liabilities or similar liabilities when traded as assets. 2) Another valuation technique that is consistent with the principles of ASC Topic 820. The amendments in this update reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of ASC Topic 820. See Note 5 for fair value disclosure of the Company’s debt, as required by ASC Topic 820.

2. MARKETABLE SECURITIES

Marketable securities include various available-for-sale securities. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Gross unrealized gains and losses on marketable securities were not significant at December 31, 2009.

Below are the Company’s marketable securities at fair value:

	December 31, 2009	December 31, 2008
	(In thousands)
Due in one year or less:
U.S. Government and Federal Agency securities	$6,000	$—

Total marketable securities	$6,000	$—

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

Description:	Amount
Outstanding as of January 1, 2008	$68,601
Adjustments, net	117

Balance as of December 31, 2008	68,718
Impairments	(68,718)

Outstanding as of December 31, 2009	$—

The 2008 adjustments represent purchase price adjustments related to the 2007 acquisitions of The Radlinx Group, Ltd. (“Radlinx”) and American Teleradiology Nighthawks, Inc. (“ATN”).

As required by the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification (ASC Topic 350), an interim test for impairment must be performed whenever impairment indicators are present. During 2009, as a result of the difficult macroeconomic environment and significant decline in the market price of the Company’s common stock, the Company determined that an impairment indicator was present related to its goodwill. The Company performed this interim impairment testing as of March 31, 2009 and determined that the fair value of its recorded goodwill, estimated using discounted cash flow analyses and reconciled to its market capitalization, was less than the carrying value. Based on this testing, the Company concluded that its goodwill balance of $68.7 million was fully impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $68.7 million in the three months ended March 31, 2009.

The Company amortizes its intangible assets using the straight-line method over their estimated useful lives. The Company reviews intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. A summary of intangible assets at December 31 is as follows:

		2009			2008
	Estimated Useful Life	Historical Amount	Accumulated Amortization	Net Amount	Historical Amount	Accumulated Amortization	Net Amount
		(In thousands)
Customer lists and relationships	6-10 years	$30,770	$9,579	$21,191	$30,770	$6,368	$24,402
Tradename and trademarks	5 years	2,820	1,773	1,047	2,820	1,143	1,677
Customer contracts (a)	20 years	57,180	7,028	50,152	57,180	4,169	53,011
Noncompete agreements	2-5 years	780	620	160	1,880	1,354	526

		$91,550	$19,000	$72,550	$92,650	$13,034	$79,616

(a)	The customer contract amount shown relates specifically to the 20 year agreement between St. Paul Radiology, P.A. and the Company.

Amortization expense was $7.1 million, $7.5 million and $5.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The following is a schedule of estimated future amortization expense as of December 31, 2009:

Amount
Estimated Amortization Expense (a):	(in thousands)
Year ending December 31, 2010	$6,685
Year ending December 31, 2011	6,452
Year ending December 31, 2012	5,879
Year ending December 31, 2013	5,748
Year ending December 31, 2014	5,739
Thereafter	42,047

Total	$72,550

(a)	Actual amortization amounts in future years may differ from amounts shown in this table due to any future acquisitions or changes in existing intangible asset balances.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2009	2008
	(in thousands)
Computers, diagnostic workstations, and telecommunications systems	$9,263	$7,544
Office furniture and equipment	2,007	1,861
Software	11,207	6,695
Leasehold improvements	3,575	3,178

	26,052	19,278
Less accumulated depreciation	(12,545)	(8,750)

	$13,507	$10,528

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $3.9 million, $3.8 million and $2.9 million, respectively.

5. LONG-TERM DEBT

The Company has outstanding a fully syndicated term loan (the “Term Loan”) payable to Morgan Stanley Senior Funding pursuant to which the Company has $78.2 million in outstanding borrowings as of December 31, 2009. The Term Loan is required to be repaid in quarterly installments of $0.2 million with the projected remaining balance of $74.8 million payable on the maturity date of July 10, 2014.

Interest under the Term Loan is based, at the option of the Company, on either: (i) a floating per annum rate based on prime rate plus 1.50% or (ii) a floating per annum rate (based upon one, two, three or six-month interest periods), which the Company has chosen, based on LIBOR plus 2.50% (2.76% at December 31, 2009). The Company entered into five interest rate swap contracts during 2008 which, while in place, will maintain a fixed effective interest rate on the Term Loan of approximately 4.95%.

The Term Loan contains customary covenants and restrictions and is guaranteed by certain of the Company’s wholly owned operating subsidiaries, including NightHawk Radiology Services, LLC, the Company’s primary operating entity, and is collateralized by substantially all of the Company’s assets.

The Term Loan is subject to mandatory repayment under certain circumstances, including in connection with our receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events. In addition, the Term Loan requires a principal payment in the amount of our Excess Cash Flow as defined in our loan agreement if the Total Leverage Ratio as defined in the Term Loan agreement is at or above 2.50 at year end. As of December 31, 2009, our Total Leverage Ratio was 2.35, so no additional principal payment was required.

The Term Loan contains customary affirmative, negative and financial covenants, including, among other requirements, negative covenants that restrict the Company’s ability to create liens, enter into mergers and acquisitions, pay dividends, repurchase stock, incur indebtedness, make investments and make capital expenditures, and financial covenants that limit the maximum leverage the Company can maintain at any one time. The maximum Total Leverage Ratio allowed under the terms of the loan is below 4.00 as measured on a trailing four quarter basis. As of December 31, 2009, this leverage ratio was 2.35. The Total Leverage Ratio excludes non-cash charges such as goodwill and intangible impairment charges and stock compensation. As of December 31, 2009, we were in compliance with all covenants contained in our Term Loan agreement and expect to remain in compliance with these covenants in 2010.

The Term Loan may be voluntarily repaid without premium or penalty. The Company made required principal payments of $0.9 million plus voluntary payments of $15.0 million on the Term Loan in 2009.

As of December 31, 2009, the fair value of long-term debt, including the current portion, is estimated to be approximately $71.1 million. Measurement of fair value was performed on a “Level 3” basis as defined by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification. This analysis consisted of measuring estimated future cash flows for the debt instrument and then discounting those cash flows back to the measurement date of December 31, 2009.

6. COMMITMENTS AND CONTINGENCIES

Leases—The Company has operating leases for offices around the world. Total rent expense was $2.3 million, $2.2 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The following is a schedule of approximate minimum future rental payments under non-cancelable operating leases having initial or remaining terms in excess of one year as of December 31, 2009:

(In thousands)
2010	$2,729
2011	2,172
2012	1,959
2013	1,731
2014	1,684
Thereafter	2,856

$13,131

Litigation—The Company is involved in litigation in the normal course of business. In addition to the litigation matters in which the Company is involved in the ordinary course of business, during the third quarter of 2009, the Company received a notice from St. Paul Radiology, P.A. in which St. Paul Radiology, P.A. indicated that it believes that the Company is in breach of certain of its obligations under the agreements between St. Paul Radiology, P.A. and the Company and that, as a result of such alleged breaches, it is entitled to terminate the agreements and it has incurred material damages which St. Paul Radiology claims could exceed $70 million. The Company believes such claims of breach and allegations of damages are without merit, that the Company has fulfilled all of its obligations under the agreements and that the agreements may not be terminated by St. Paul Radiology. However, there is always inherent uncertainty of any litigation or arbitration proceeding. If such claims of breach and related damages are proven to be true and the dispute resolution process does not achieve a result favorable to the Company, the Company may be required to remedy the alleged breach, pay damages and/or the agreements may be terminated resulting in the loss of the associated future revenue and profit and a potential material reduction in the value of the intangible asset associated with these agreements. Termination of the agreements with St. Paul Radiology, P.A. or a reduction in the revenue and related profits received under the agreements would have a material adverse impact on our business, financial condition and results of operations and could cause the Company’s total leverage ratio under its credit agreement to exceed 2.5, which in turn would trigger a mandatory principal repayment by the Company equal to approximately 50% of its cash flow for such year, or 4.0, which could result in the acceleration of the Company’s obligation to repay all of its borrowings under its credit agreement. As an example, if the Company did not have the revenue and related profits generated by the agreements with St. Paul Radiology, P.A. in 2009, the total leverage ratio would have exceeded 2.5 (but would have been less than 4.0) and the Company would have been required to repay a portion of the principal amount of the term loan. If the Company fails to meet either total leverage ratio tests in the future, whether as a result of a termination of the agreements with St. Paul Radiology, P.A. or otherwise, and the Company is required to make a mandatory repayment of a portion of the principal of the term loan, or if the Company’s obligations under the term loan are accelerated as a result of the Company’s default, the Company’s financial condition could be materially adversely impacted.

On December 17, 2009, a putative shareholder class action lawsuit was filed against us and certain of our former officers in the United States District Court for the District of Idaho. The case is captioned City of Marysville General Employees Retirement System v. NightHawk Radiology Holdings, Inc., et al., Case No. CIV 09-659-N-CWD. The complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period April 10, 2007 to February 13, 2008, and asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs contend that we and the individual defendants violated the federal securities laws by issuing false and misleading statements concerning our operations, business, and prospects during the purported class period, and thereby artificially increased the price of our stock. Plaintiffs seek unspecified compensatory damages, interest, and attorneys’ fees and costs. Management intends to vigorously defend against these claims.

Medical Liability—In addition to the litigation matters described above, the Company is also exposed to various risks of loss related to litigation that may arise related to medical malpractice claims. The Company maintains insurance for medical liabilities in amounts considered adequate by Company management. The Company’s claims-made policy provides coverage up to the policy limits for claims filed within the period of the policy term, subject to deductible requirements. Coverage for affiliated radiologists is initiated when they begin providing services on behalf of the Company.

The Company records reserves for both asserted legal claims (medical liability and otherwise) as well as IBNR amounts for incurred but not reported medical liability claims. Asserted claims are reserved based upon the Company’s best estimate of future probable loss in accordance with the Contingencies Topic of the FASB Accounting Standards Codification (ASC Topic 450). The IBNR reserve is intended to cover potential medical claims that might arise related to past medical services performed by the Company’s affiliated radiologists which have not yet been asserted. IBNR amounts are estimated using historical claims information and actuarial-based industry indices. During 2009 and 2008, the Company recorded an additional $0.3 million and $0.7 million, respectively, for estimated IBNR amounts based on increased volumes. IBNR amounts, recorded as professional liability reserve on the balance sheet at December 31, 2009 and 2008 totaled $4.0 million and $3.7 million, respectively.

7. STOCK COMPENSATION

Stock-Based Award Plans—The Company has two stock-based award plans, the 2004 Stock Plan (the “2004 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). In February 2006, all shares available for grant under the 2004 Plan were rolled over and became available for grant under the 2006 Plan. In addition, on the first day of each fiscal year beginning in 2007, the number of shares available for issuance under the 2006 Plan may be increased by an amount equal to the lesser of (i) 3% of the outstanding shares of the Company’s common stock on the first day of the fiscal year, and (ii) such other amount as the Company’s Board of Directors may determine. As of December 31, 2009 and 2008, the Company had an aggregate of 5,015,773 and 4,298,397 shares of its common stock reserved for issuance under the 2004 Plan and 2006 Plan, respectively. Of these shares, 884,210 and 107,272 shares were available for future grants and 4,131,563 and 4,191,125 shares were subject to outstanding stock awards as of December 31, 2009 and 2008, respectively.

The Company’s Board of Directors administers the plans and establishes to whom the awards are granted, and the terms and conditions, including the exercise period, of such awards. All stock options granted have an exercise price equal to or greater than the fair value of the Company’s common stock on the date the option is granted. All restricted stock units (“RSUs”) are granted with an exercise price of zero. Both stock options and RSUs granted generally have contractual terms of ten years and vest over two, three, or four years, depending upon the type of grant. Options and RSUs granted to employees and directors are valued using the Black-Scholes model, and the resulting expense is recognized using the accelerated method over the service period for the entire award.

Non-Employee Grants—We record physician stock-based compensation expense in connection with any equity-based grants to our affiliated radiologists in accordance with the Compensation-Stock Compensation Topic of the FASB Accounting Standards Codification (ASC Topic 718) and the Equity Topic of the FASB Accounting Standards Codification (ASC Topic 505), by determining the fair value using the Black-Scholes option pricing model.

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

Stock-Based Awards Summary—A summary of the Company’s stock-based award activity for employees and non-employees under the 2004 and 2006 plans are as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2008	3,650,770	$12.27
Granted	1,310,000	3.62
Exercised	(60,773)	2.21
Cancelled	(1,729,664)	17.39

Outstanding as of December 31, 2009	3,170,333	$5.51	7.89	$2,684

Exercisable as of December 31, 2009	1,564,058	$6.28	6.68	$1,600
Vested and expected to vest as of December 31, 2009	3,087,159	$5.55	7.86	$2,623

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options. The weighted-average grant date fair value of stock options granted, the total intrinsic value of options exercised and the fair value of shares that have vested during each of the past three years is as follows:

	Years Ended December 31,
	2009	2008	2007
Weighted-average grant date fair value	$1.65	$3.24	$7.16
Intrinsic value of exercised options (in thousands)	157	1,671	6,094
Fair value of shares vested (in thousands)	3,231	5,713	877

During the year ended December 31, 2009, options to purchase 60,773 shares of common stock were exercised for proceeds of $0.1 million. During the year ended December 31, 2008, options to purchase 228,023 shares of common stock were exercised for proceeds of $0.6 million.

A reconciliation of the non-vested options as of December 31, 2009, and changes during the year then ended is as follows:

Outstanding Non-Vested Stock Options	Number of Stock Options	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2009	2,163,085	$4.87
Granted	1,310,000	1.65
Vested	(1,017,741)	3.17
Cancelled	(849,069)	6.43

Outstanding as of December 31, 2009	1,606,275	$2.08

Activity related to the Company’s restricted stock unit awards is as follows:

Restricted Stock Unit Awards	Number of Awards	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2009	540,355	$13.72
Granted	529,955	3.86
Vested (1)	(49,574)	4.84
Cancelled	(59,506)	7.09

Outstanding as of December 31,2009	971,228	$8.70	1.21	$4,354

Vested and expected to vest as of December 31, 2009	961,230	$8.70	1.18	$4,111

(1)	The number of restricted stock unit awards vested includes shares withheld on behalf of employees to satisfy the statutory tax withholding requirements.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the RSUs.

As of December 31, 2009, the total remaining unrecognized compensation cost related to unvested stock-based employee/director arrangements, net of an estimated forfeiture rate of 8.9%, was $3.9 million and is expected to be recognized over a weighted average period of 1.19 years.

Recognition of compensation expense—Stock-based compensation expense, along with the related income tax benefit, for each of the past three years was approximately as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Stock-based compensation expense recognized	$3,990	$8,330	$15,030
Income tax benefit recognized	(1,514)	(3,187)	(5,862)

After-tax stock-based compensation expense	$2,476	$5,143	$9,168

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

The weighted average fair values of stock-based arrangements on the date of grant and the assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Dividend yield	—	—	—
Expected volatility	57%	50%	36%
Risk-free interest rates	1.78%	2.40%	4.60%
Expected term for employees (years)	4.2	4.2	4.1
Expected/remaining term for non-employee (years)	N/A	10	10

Expected volatility is estimated based primarily on evaluating similar companies’ volatility rates and the Company’s trading history. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant corresponding with the expected term of the options. The expected option term for employees is the number of years estimated that options will be outstanding prior to exercise considering vesting schedules, historical exercise experience and other relevant factors.

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

Performance Bonuses—In connection with the employment agreements with key executives, the Company may pay to each executive an annual performance bonus, in cash and/or restricted stock of the Company, as determined by the Compensation Committee at its sole discretion. At December 31, 2007, $1.6 million was accrued for performance bonuses that were paid in restricted stock unit awards and was expensed as stock compensation expense in 2007. No performance bonuses to be paid in restricted stock unit awards were accrued at December 31, 2009 and 2008.

8. EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Years Ended December 31,
(In thousands, except share data)	2009	2008	2007
Numerator:
Net income (loss) available to common stockholders	$(48,144)	$9,442	$14,694

Denominator:
Weighted-average common shares outstanding—basic	25,443,493	29,482,536	30,083,080
Effect of dilutive stock options, restricted stock units, and warrants (a)	—	1,048,221	817,356
Effect of contingently issuable shares	—	31,185	183,535

Weighted average common shares outstanding—dilutive	25,443,493	30,561,942	31,083,971

Earnings (loss) per common share—basic	$(1.89)	$0.32	$0.49
Earnings (loss) per common share—diluted	(1.89)	0.31	0.47

Anti-dilutive shares excluded from calculation (a)	2,911,561	2,913,752	1,652,514

(a)	The effects of the shares which would be issued upon exercise of these options, restricted stock units and warrants have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.

9. INCOME TAXES

Income tax expense / (benefit) consists of the following:

(In thousands)	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Current:
Federal	$3,243	$5,611	$12,091
State	(313)	402	2,235
Foreign	296	454	387

Total current	3,226	6,467	14,713
Deferred:
Federal	(12,126)	(1,141)	(5,473)
State	(1,678)	(69)	(625)

Total deferred	(13,804)	(1,210)	(6,098)

Total income tax expense (benefit)	$(10,578)	$5,257	$8,615

The reconciliation between the federal statutory tax rate and the Company’s effective tax rate is as follows:

(In thousands)	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
Computed federal income tax expense (benefit) at the statutory rate	$(20,553)	35.0%	$5,144	35.0%	$8,158	35.0%
State income taxes, net of federal income tax benefit	(1,294)	2.2%	217	1.5%	828	3.6%
Non deductible portion of goodwill impairment	10,801	(18.4)%	—	—	—	—
Other, net	468	(0.8)%	(104)	(0.7)%	(371)	(1.6)%

	$(10,578)	18.0%	$5,257	35.8%	$8,615	37.0%

The components of the reconciliation between the federal statutory rate and the Company’s effective tax rate are shown net of the effect of uncertain tax positions. The Company recorded a non-cash goodwill impairment charge of $68.7 million in the three months ended March 31, 2009. $30.9 million of that impairment is not deductible for tax purposes, resulting in an effective tax rate different than the statutory rate.

For the years ended December 31, 2009, 2008 and 2007, income considered to be permanently reinvested in non-U.S. subsidiaries totaled $0.5 million, $0.5 million and $0.3 million, respectively. Deferred U.S. income taxes have not been provided on this income, as the Company does not plan to initiate any action that would require the payment of U.S. income. It is not practical to estimate the amount of additional tax that might be payable on this undistributed foreign income.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 is now codified as ASC Topic 740 Subtopic 10 Section 05 and requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of ASC Topic 740 Subtopic 10 Section 05 on January 1, 2007. As a result, the Company recorded a $0.7 million liability for unrecognized tax benefits. Of the unrecognized tax benefit at adoption, $0.6 million would affect the Company’s effective tax rate if recognized. Accordingly, the net impact on retained earnings for the cumulative effect of adopting ASC Topic 740 Subtopic 10 Section 05 was $0.1 million. The Company recorded a decrease of $253 thousand of net unrecognized tax benefits in the year ended December 31, 2009 and an additional $2.2 million and $44 thousand of net unrecognized tax benefits in the years ended December 31 2008 and 2007, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31, 2009	Year ended December 31, 2008
	(In thousands)
Unrecognized tax benefits at beginning of year	$2,327	$104
Gross increases—prior year tax positions	245	96
Gross increases—current year tax positions	328	2,034
Decrease due to settlements with taxing authorities	(826)	—
Lapse of statute of limitations	—	93

Unrecognized tax benefits at end of year	$2,074	$2,327

Of the balance of unrecognized tax benefits at December 31, 2009, $1.2 million relates to positions taken with regard to certain state income tax filings. A corresponding deferred tax asset in the amount of $0.4 million has been established for the related federal tax benefit. Of the $2.1 million unrecognized income tax benefits at December 31, 2009, $2.1 million would affect the Company’s effective tax rate if recognized. The corresponding de-recognition of the related deferred tax asset of $0.4 million would reduce the net effect to $1.7 million. The Company does not anticipate a material change to the total amount of unrecognized tax benefits within the next twelve months.

Interest and penalties related to income tax liabilities are included in Other Expense. Estimated interest and penalties related to income tax liabilities were immaterial during the years ended December 31, 2009, 2008 and 2007.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The 2005 through 2009 tax years remain subject to examination at December 31, 2009. The Company’s consolidated federal tax return for the year ended December 31, 2006 is currently under examination by the Internal Revenue Service and the Company’s combined Idaho tax returns for the years ended December 31, 2005, 2006 and 2007 are currently under examination by the Idaho State Tax Commission. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. Other than Idaho, no significant state tax returns nor any foreign tax returns are currently under examination. At December 31, 2009 and 2008, the Company had no material net operating loss or credit carry forwards.

Deferred income taxes are recognized for temporary differences between the financial statements and tax basis of assets and liabilities using presently enacted tax rates and laws.

Deferred tax assets and liabilities consist of the following:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Accrued compensation and employee benefits	$8,803	$8,666
Basis difference in intangible assets	6,718	—
Professional liability reserve	1,781	1,586
Fair value of derivatives	411	2,586
Liability for unrecognized state tax benefits	429	686
Allowance for doubtful accounts	360	478
Deferred rent	246	230
Other, net	248	173

Total deferred tax assets	18,996	14,405

Deferred tax liabilities:
Basis difference in intangible assets	—	7,613
Basis difference in property and equipment	1,687	1,146
Prepaid expenses	615	709
Other, net	77	—

Total deferred tax liabilities	2,379	9,468

Net deferred tax assets	$16,617	$4,937

10. STOCKHOLDERS’ EQUITY

In May 2008, the Company announced that the Board of Directors had authorized a tender offer to purchase shares of its common stock not to exceed an aggregate purchase price of $50.0 million. The tender offer commenced on May 14, 2008 and settled on June 19, 2008 with the Company purchasing and retiring 2.2 million shares at a cost of $18.6 million, including expenses.

In December 2008, the Company initiated a program previously approved by the Board of Directors to repurchase up to $10.0 million in shares of Company common stock, excluding expenses. As of December 31, 2008, the Company had purchased and retired 1.1 million shares at a cost of $4.5 million pursuant to such program. The remaining $5.5 million authorized to be repurchased under the program was purchased in January 2009 and resulted in the retirement of another 1.1 million shares and $0.1 million in additional expenses. All shares were repurchased in the open market pursuant to a SEC Rule 10b5-1 repurchase plan established by the Company.

In April 2009, the Company completed an option exchange program pursuant to which the Company exchanged certain outstanding stock options from employees and affiliated radiologists in exchange for RSUs or, under certain circumstances, cash. As a result of the exchange, $0.1 million of cash was paid to certain employees and was recorded as a decrease to additional paid in capital on the statement of stockholders’ equity.

In August 2009, the Company entered into a share repurchase agreement with its founder and former chief executive officer, Dr. Paul E. Berger, pursuant to which it purchased and retired 3.0 million shares of the Company’s common stock at a cost of $13.9 million, including expenses.

The Company did not declare or pay any cash dividends in 2009, 2008, or 2007.

11. DERIVATIVE FINANCIAL INSTRUMENTS

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

In December 2008, the Company settled the two interest rate swap contracts entered into during 2007 resulting in a cash payment by the Company of $5.3 million. The pre-tax net unrealized loss within accumulated other comprehensive income associated with the cancelled interest rate swap contracts of $5.3 million is being amortized to interest expense over the original lives of the contracts, $3.3 million of which was recognized in 2009 and $2.0 million of which will be amortized to interest expense over the next 9 months. The cancelled swap contracts were replaced with five interest rate swap contracts with a combined notional amount of $93.5 million. All contracts expire on June 30, 2014 and, while in effect, maintain an effective interest rate on the Company’s outstanding debt of approximately 4.95%.

The contracts were initiated to maintain compliance with debt requirements and to protect the Company against changes in the interest payments associated with its variable-rate long-term debt, and therefore are considered cash flow hedges. As a result, as long as the swap contract is deemed highly effective, changes in the fair value of the swap contract are recorded as either an asset (a gain position), or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of stockholders’ equity.

As principal is repaid on the debt, the combined notional amounts of the five interest rate swap contracts will be different than the principal balance of the outstanding debt. If this difference is material, it can cause certain of the five interest rate swap contracts to be deemed ineffective. Due to voluntary principal payments made by the Company, two of the interest rate swap contracts have been deemed ineffective. As a result, changes in the fair values of these ineffective contracts are recorded as a component of interest expense in the Company’s statement of operations.

At December 31, 2009 and 2008, the fair value of the interest rate swap contracts resulted in a net unrealized gain and loss of $1.1 million and $1.4 million, respectively. The fair value of the interest rate swap contracts are found within Other Assets and Other Liabilities on the Company’s balance sheet. For the year ended December 31, 2009, the amount of hedge ineffectiveness of $0.2 million is presented in the Company’s statement of operations as a component of interest expense. For the years ended December 31, 2008 and 2007, the amount of hedge ineffectiveness was immaterial.

12. FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC Topic 820), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company has determined that its interest rate swaps are Level 2 in the fair value hierarchy discussed above. As discussed in Note 5 above, the Company’s interest rate swaps are based on a LIBOR rate. Fair value for the interest rate swaps are based on a model-derived valuation using the LIBOR rate, which is observable at commonly quoted intervals for the full term of the swap.

As discussed in Note 3 above and in accordance with the provisions of the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification (ASC Topic 350), goodwill with a carrying amount of $68.7 million was written off based on its implied fair value of $0, resulting in a non-cash impairment charge of $68.7 million ($54.3 million after-tax). The implied fair value of the goodwill was determined using Level 3 inputs of the fair value hierarchy using a discounted cash flow analysis.

The fair values of the money market funds and marketable securities using Level 1 inputs on a recurring basis as of December 31, 2009 were $18.9 million and $6.0 million, respectively. The fair value of the interest rate swap contracts using Level 2 inputs on a recurring basis as of December 31, 2009 was a gain position of $1.1 million.

13. QUARTERLY OPERATING RESULTS (unaudited)

The unaudited operating results for the Company by quarter for 2009 and 2008 are as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2009
Service Revenue	$38,798	$42,340	$43,453	$37,945
Operating Income (Loss)	(64,108)	5,336	5,240	3,128
Net Income (Loss)	(52,613)	2,094	1,719	656
Earnings (Loss) Per Share (Basic):	(1.97)	0.08	0.07	0.03
Earnings (Loss) Per Share (Diluted):	(1.97)	0.08	0.07	0.03

2008
Service Revenue	$41,688	$42,758	$43,441	$39,720
Operating Income	2,853	6,300	6,905	5,572
Net Income	731	2,771	3,283	2,657
Earnings Per Share (Basic):	0.02	0.09	0.11	0.09
Earnings Per Share (Diluted):	0.02	0.09	0.11	0.09

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended December 31, 2009 and 2008, there were no changes in, or disagreements with, accountants on accounting and financial disclosure matters.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NightHawk Radiology Holdings, Inc.

Scottsdale, Arizona

We have audited the internal control over financial reporting of NightHawk Radiology Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 22, 2010 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

February 22, 2010

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 41 of this report.

2)	Financial Statement Schedule: Schedule II—Consolidated Valuation and Qualifying Accounts

Financial statement schedules not listed above are omitted because they are not required or are not applicable, or the required information is presented in the financial statements including the notes thereto. Captions and column headings have been omitted where not applicable.

NightHawk Radiology Holdings, Inc.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2007	379,595	378,687	156,436	601,846
Year ended December 31, 2008	601,846	1,301,827	753,944	1,149,729
Year ended December 31, 2009	1,149,729	788,385	1,063,120	874,994

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Allowance for Sales Credits
Year ended December 31, 2007	25,000	25,000	0	50,000
Year ended December 31, 2008	50,000	50,000	0	100,000
Year ended December 31, 2009	100,000	(25,000)	0	75,000

3)	Exhibits are incorporated herein by reference or are filed with this report as set forth below:

The exhibits to this report are listed in the Exhibit Index set forth below.

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Form of Amended and Restated Certificate of Incorporation of the registrant.

3.2(1)	Form of Amended and Restated Bylaws of the registrant.

4.1(2)	Form of registrant’s common stock certificate.

10.1(1)	Form of Indemnification Agreement to be entered into between the registrant and its directors and officers.

10.2(1)*	2004 Stock Plan.

10.3(1)*	Form of Stock Option Agreement under the 2004 Stock Plan.

10.4(2)*	2006 Equity Incentive Plan.

10.5(2)*	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.

10.6(1)	Sublease Agreement, dated October 14, 2003, among Nighthawk Radiology Services, LLC, Commonwealth Funds Management Limited and BT Funds Management Limited for property in Sydney, Australia.

10.7(1)	Sublease Agreement, dated October 1, 2004, among Nighthawk Radiology Services, LLC, Commonwealth Custodial Services Limited, Commonwealth Funds Management Limited and Investa Properties Limited for property in Sydney, Australia.

10.8(1)	Lease Agreement, dated September 1, 2004, between NightHawk Radiology AG and PSP Real Estate for property in Zurich, Switzerland.

10.9(3)	Lease Agreement, dated October 18, 2005, between Nighthawk Radiology Services, LLC and Miller Stauffer Properties, L.L.C. for property in Coeur d’Alene, Idaho.

10.10(4)	Business Lease, dated December 1, 2005, between Nighthawk Services GmbH and PSP Management AG for property in Zurich, Switzerland.

10.11(5)	Membership Interest Purchase Agreement dated July 16, 2007 between the Company, SPR Holdings II, LLC, Midwest Physicians Services, LLC, and Emergency Radiology Services, LLC.

10.12(6)	Amended and Restated Credit Agreement dated July 10, 2007 between the Company, Morgan Stanley Senior Funding, Inc. and the Lenders thereto.

10.13(6)	Amended and Restated Guaranty and Collateral Agreement dated July 10, 2007 between the Company and Morgan Stanley & Co. Incorporated, as Collateral Agent.

10.14(6)**	Administrative Support Services Agreement dated July 16, 2007 between Midwest Physician Services, LLC (a wholly-owned subsidiary of the Company) and St. Paul Radiology P.A.

10.15(6)**	Administrative Support Services Agreement dated July 16, 2007 between Midwest Physician Services, LLC (a wholly-owned subsidiary of the Company) and Midwest Radiology, LLC.

10.16(7)*	Employment Agreement, dated December 23, 2008, between the Company and David Engert.

10.26(8)*	Amended and Restated employment agreement, dated December 31, 2008, between the Company and Tim Murnane.

10.27(8)*	Amended and Restated employment agreement, dated December 31, 2008, between the Company and David Sankaran.

Exhibit Number	Description
10.28(9)	Registration Rights Agreement, dated January 6, 2009, between the Company and Dr. Paul Berger, M.D. and Mr. Jon Berger.

10.29*(10)	Employment Agreement, Employment Agreement between the Company and Dr. Timothy V. Myers dated April 6, 2009.

10.30(11)	Form of restricted stock unit agreement.

10.31*	Board of Directors Compensation Policy, adopted April 17, 2009, amended July 30, 2009.

10.32*(11)	2009 Performance-Based Incentive Compensation Program, adopted April 17, 2009.

10.33*(12)	Resignation letter of Paul E. Berger, M.D., dated June 8, 2009, resigning as Chairman and member of the NightHawk Radiology Holdings, Inc. Board of Directors, effective June 8, 2009.

10.34*(13)	Letter Agreement between the Company and Mr. Jeff Terrill dated June 12, 2009.

10.35(14)	Sublease Agreement dated June 5, 2009 between the Company and eFunds Corporation.

10.36*(15)	Share Purchase Agreement between the Company and Dr. Paul E. Berger dated August 12, 2009.

10.37*(16)	Employment Agreement between the Company and Mr. Paul Cartee dated August 12, 2009.

10.38*(17)	Annual Management Equity Incentive Compensation Program, adopted by the Compensation Committee on December 8, 2009.

21.1(8)	Subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (contained on the signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on October 5, 2005, as amended.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on January 24, 2006, as amended.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on November 8, 2005, as amended.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (No. 333-128820) filed by the registrant on December 22, 2005, as amended.
(5)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on July 17, 2007.
(6)	Incorporated by reference to the Registration Statement on Form 10-Q (No. 000-51786) filed by the registrant on August 1, 2007.
(7)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on December 24, 2008.
(8)	Incorporated by reference to the Annual Report on Form 10-K (No. 000-51786) filed by the registrant on February 19, 2008.

(9)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on January 8, 2009.
(10)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on April 14, 2009.
(11)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on April 22, 2009.
(12)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on June 10, 2009.
(13)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on June 17, 2009.
(14)	Incorporated by reference to Form 10-Q (No. 000-51786) filed by the registrant on August 6, 2009.
(15)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on August 13, 2009.
(16)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on August 14, 2009.
(17)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on December 9, 2009.
*	Indicates a management contract or compensatory plan or arrangement.
**	Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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

Signature	Title	Date

/s/ DAVID M. ENGERT David M. Engert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2010

/s/ DAVID M. SANKARAN David M. Sankaran	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2010

/s/ JEFF S. TERRILL Jeff S. Terrill	Director	February 24, 2010

/s/ DAVID J. BROPHY, PH.D. David J. Brophy, Ph.D.	Director	February 24, 2010

/s/ PETER Y. CHUNG Peter Y. Chung	Director	February 24, 2010

/s/ CHARLES R. BLAND Charles R. Bland	Director	February 24, 2010