Form 10-Q
period 2010-03-31
NightHawk Radiology Holdings Inc
filed 2010-05-07
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of April 30, 2010 23,616,401 shares of the Registrant’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share data)

	Three Months Ended March 31,
	2010	2009
Service revenue	$36,548	$38,798
Operating costs and expenses:
Professional services	17,464	16,656
Sales, general, and administrative	15,761	14,734
Depreciation and amortization	2,809	2,798
Intangible asset and goodwill impairment	27,326	68,718

Total operating costs and expenses	63,360	102,906

Operating income (loss)	(26,812)	(64,108)
Other income (expense):
Interest expense	(3,324)	(2,302)
Interest income	52	55
Other, net	10	10

Total other income (expense)	(3,262)	(2,237)

Income (loss) before income taxes	(30,074)	(66,345)
Income tax expense (benefit)	(10,879)	(13,732)

Net income (loss)	$(19,195)	$(52,613)

Earnings (loss) per common share:
Basic	$(0.81)	$(1.97)
Diluted	$(0.81)	$(1.97)
Weighted averages of common shares outstanding:
Basic	23,576,537	26,649,147
Diluted	23,576,537	26,649,147

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$33,929	$26,293
Marketable securities	—	6,000
Trade accounts receivable, net	20,808	21,359
Deferred income taxes	2,759	910
Prepaid expenses and other current assets	6,398	4,702

Total current assets	63,894	59,264
Property and equipment, net	13,080	13,507
Intangible assets, net	43,529	72,550
Deferred income taxes	23,419	15,707
Other assets, net	3,334	4,646

Total	$147,256	$165,674

LIABILITIES
Current liabilities:
Accounts payable	$5,910	$6,130
Accrued expenses and other liabilities	3,736	3,473
Accrued payroll and related benefits	3,487	3,769
Long-term debt, due within one year	802	802

Total current liabilities	13,935	14,174
Insurance reserve	4,018	4,018
Long-term debt	77,203	77,404
Other liabilities	1,683	1,348

Total liabilities	96,839	96,944

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock—150,000,000 shares authorized; $.001 par value; 23,590,251 and 23,558,890 shares issued and outstanding, respectively	24	24
Additional paid-in capital	221,621	221,106
Retained earnings (deficit)	(170,854)	(151,660)
Accumulated other comprehensive income (deficit)	(374)	(740)

Total stockholders’ equity	50,417	68,730

Total	$147,256	$165,674

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(19,195)	$(52,613)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,809	2,798
Intangible asset and goodwill impairment	27,326	68,718
Amortization of debt issuance costs and effect of interest rate swaps	2,258	1,046
Deferred income taxes	(9,790)	(14,287)
Non-cash stock compensation expense	508	1,045
Other, net	224	416
Changes in operating assets and liabilities:
Trade accounts receivable, net	340	1,347
Prepaid expenses and other assets	(1,699)	(1,097)
Accounts payable	5	(649)
Accrued expenses and other liabilities	258	203
Accrued payroll and related benefits	(287)	(733)

Net cash provided by operating activities	2,757	6,194

Cash flows from investing activities:
Purchase of marketable securities	—	(4,991)
Proceeds from maturities of marketable securities	6,000	—
Purchase of property and equipment	(929)	(1,110)

Net cash provided by (used in) investing activities	5,071	(6,101)

Cash flows from financing activities:
Repayment of debt	(201)	(239)
Proceeds from exercise of stock options	7	30
Excess tax benefit from exercise of stock options	2	5
Purchase and retirement of common stock	—	(6,452)

Net cash used in financing activities	(192)	(6,656)

Net increase (decrease) in cash and cash equivalents	7,636	(6,563)
Cash and cash equivalents—beginning of period	26,293	47,160

Cash and cash equivalents—end of period	$33,929	$40,597

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,059	$1,160
Cash paid for income taxes	54	139
Non-cash investing and financing activities:
Purchases of equipment included in accounts payable	38	214

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$(19,195)	$(52,613)
Other comprehensive income (loss):
Change in fair value of interest rate swaps	—	495
Reclassification adjustments for net losses on interest rate swaps included in net income (loss)	612	884
Foreign currency translation adjustments	(17)	(45)
Less deferred income taxes	(229)	(502)

Net other comprehensive income (loss)	366	832

Comprehensive income (loss)	$(18,829)	$(51,781)

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the Company’s results for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of the Company’s 2009 Annual Report on Form 10-K filed with the SEC on February 25, 2010. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.

The Company’s unaudited condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosure normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, fair value of acquired intangible assets, useful lives of intangible assets and property and equipment, income taxes, the loss contingency for general and medical liability claims, reserves for incurred but not reported (“IBNR”) medical liability claims, for determining stock-based compensation, the fair value of interest rate swap contracts and the Company’s business services customers’ expected net collections.

Trade Accounts Receivable—Trade accounts receivable represent receivables for services and are recorded at the invoiced amount and are non-interest bearing. Company management reviews past due accounts receivable to identify specific customers with known disputes or collectability issues. As of March 31, 2010 and December 31, 2009, the Company had reserved $0.7 million and $0.9 million, respectively, for doubtful accounts based on its estimate of the collectability of outstanding receivables as of those dates. When the Company determines that a receivable is not recoverable, the amount is removed from the financial records along with the corresponding reserve balance. During the first three months of 2010, the Company removed $0.4 million of specifically identified uncollectible accounts receivable and the corresponding reserves from its financial records.

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

The cost of computer software developed for internal use is capitalized and accounted for in accordance with the Intangibles-Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC Topic 350), Subtopic 40 Internal-Use Software. Capitalized costs are amortized based on their expected useful lives.

Depreciation expense for the three month periods ended March 31, 2010 and 2009 was $1.1 million and $0.9 million, respectively.

Contingencies—The Company records a loss contingency for legal claims at the time the Company deems such liability to be probable. The determination of the probability of the liability is based upon a review of the claim by the Company’s internal legal counsel, external legal counsel and, in the case of medical liability claims, the Company’s medical liability insurance carrier. Upon the determination that a liability is probable, the Company records a loss contingency for the estimated potential claim. Actual future losses from these legal claims may differ from the Company’s estimates to the extent that the Company suffers an adverse determination for a claim which the Company did not deem the liability probable, did not record a sufficient loss contingency, the loss was in excess of applicable insurance limits, or in the event that the Company does not have insurance coverage or indemnification rights covering the specific claim.

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

The Company records reserves for both asserted and IBNR amounts. Asserted claims are reserved based upon the Company’s best estimate of future probable costs in accordance with the Contingencies Topic of the FASB Accounting Standards Codification (ASC Topic 450). The IBNR reserve is intended to cover potential medical claims that might arise related to past medical services performed by the Company’s affiliated radiologists which have not yet been asserted. IBNR amounts are estimated using historical claims information and actuarial-based analyses.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets—Under the provisions of the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification (ASC Topic 350), certain intangible assets are amortized over their estimated useful lives. The Company currently has no goodwill on its balance sheet. Unamortized intangible assets are evaluated for impairment at least annually or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired.

In accordance with the Property, Plant, and Equipment Topic of the FASB Accounting Standards Codification (ASC Topic 360), the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company performs impairment tests using discounted cash flows, valuation analyses or comparisons to recent sales or purchase transactions to determine estimated fair value. If impairment is indicated, the asset is written down to its estimated fair value.

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash, cash equivalents and marketable securities with high-credit-quality institutions. As of March 31, 2010 and December 31, 2009, a total of $33.9 million and $26.2 million, respectively, of cash and cash equivalents exceeded federal government insured amounts.

For the three months ended March 31, 2010, the Company generated an aggregate of $5.1 million in revenue from its relationship and related agreements with St. Paul Radiology, P.A., representing approximately 14% of the Company’s revenue. As described more fully in “Note 3—Intangible Assets Subject to Amortization” and “Note 5—Commitments and Contingencies,”, the Company is currently involved in a dispute with St. Paul Radiology, P.A. regarding its services agreement with them.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Recently Issued Accounting Standards—In January 2010, the FASB issued Accounting Standards Update (ASU) No.2010-06. This ASU amended the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC Topic 820), to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective January 1, 2010, except for the requirement to provide the separate disclosures relating to Level 3 measurements noted above. That amendment is effective January 1, 2011. The impact of adopting the portion of the ASU related to Level 1 and 2 measurements was not significant. See “Note 10—Fair Value Measurements”for the Company’s recurring and non-recurring fair value disclosures, as required by ASC Topic 820.

In February 2010, the FASB issued ASU No. 2010-09. This ASU amended the Subsequent Events Topic of the FASB Accounting Standards Codification (ASC Topic 855). The amendments in the ASU remove the requirement for a public filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of accounting principles generally accepted in the United States of America (“GAAP”). The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the “ASU” were effective upon issuance January 1, 2010, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The impact of adoption was not significant.

2. MARKETABLE SECURITIES

Marketable securities include various available-for-sale securities. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Gross unrealized gains and losses on marketable securities were not significant at March 31, 2010 or December 31, 2009.

Below are the Company’s marketable securities at fair value:

	March 31, 2010	December 31, 2009
	(In thousands)
Due in one year or less:
U.S. Government and federal agency securities	$—	$6,000

Total marketable securities	$—	$6,000

3. INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

        The Company amortizes its intangible assets using the straight-line method over their estimated useful lives. As required by the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification (ASC Topic 350), an interim test for impairment must be performed whenever impairment indicators are present. The Company’s intangible assets include those assets acquired as part of the Company’s July 2007 acquisition of Midwest Physician Services, LLC and Emergency Radiology Services, LLC from St. Paul Radiology, P.A. and the related agreements entered into between the Company and St. Paul Radiology, P.A. As previously disclosed, the Company and St. Paul Radiology, P.A. have been in a dispute regarding those agreements. In recent weeks, the parties have made substantial progress toward achieving a negotiated resolution to this dispute and a mutually-acceptable dissolution of the original arrangement between the parties, although such resolution remains subject to continued negotiation of final terms and definitive agreements. As part of the potential transaction, the parties would terminate their existing relationships and unwind the July 2007 transaction for which the Company would receive an up-front payment from St. Paul Radiology of $10 million and ongoing periodic payments totaling $14 million, resulting in an aggregate amount paid by St. Paul Radiology to the Company of $24 million. In addition, concurrently with the termination of the agreements with St. Paul Radiology, the Company would also enter into a separate agreement pursuant to which the Company would sell each of Midwest Physician Services, LLC and Emergency Radiology Services, LLC and their related assets for an aggregate consideration of $2 million payable to the Company upon closing. Settlement negotiations are not complete and the parties may not be able to negotiate a resolution. If a settlement is negotiated, it may be on terms different than those currently contemplated. Finally, as a result of the credit agreement and collateral agreement the Company entered into in connection with the original transaction with St. Paul Radiology, P.A. in July 2007, the potential settlement described above requires the consent of the Company’s lenders. As of the date of this report, the Company has received the consent of lenders holding the requisite amount of commitments under the term loan to approve the transaction, with such consent becoming effective when and if the settlement with St. Paul Radiology, P.A. is consummated. Pursuant to that consent, the Company intends to pay to the lenders an aggregate of $36 million in principal repayments, with $26 million to be paid upon the closing of the transaction with St. Paul Radiology, P.A and an additional $10 million to be paid to the lenders on or before June 30, 2011.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As a result of the ongoing negotiations described above and the terms being contemplated by the parties, the Company has determined that an impairment indicator is present related to the intangible assets acquired from St. Paul Radiology, P.A. The Company has concluded that $27.3 million of the $49.6 million carrying value of these intangible assets is impaired. As a result, the Company recorded a non-cash intangible impairment charge of $27.3 million in the three months ended March 31, 2010. The Company will continue to assess whether impairment indicators are present or expected cash flows change and, if so, perform impairment testing to determine the fair value of these recorded assets.

A summary of intangible assets is as follows:

	Estimated Useful Life	March 31, 2010			December 31, 2009
		Historical Amount	Accumulated Amortization	Net Amount	Historical Amount	Accumulated Amortization	Net Amount
		(In thousands)
Customer lists and relationships	6-10 years	$30,770	$10,382	$20,388	$30,770	$9,579	$21,191
Tradename and trademarks	5 years	2,540	1,698	842	2,820	1,773	1,047
Customer contract (a)	20 years	25,791	3,492	22,299	57,180	7,028	50,152
Noncompete agreements (b)	5 years	0	0	0	780	620	160

		$59,101	$15,572	$43,529	$91,550	$19,000	$72,550

(a)	The customer contract amount shown relates specifically to the agreement between St. Paul Radiology, P.A. and the Company.
(b)	The noncompete agreement amount shown relates specifically to the agreement between St. Paul Radiology, P.A. and the Company.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Amortization expense was $1.7 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively. The following is a schedule of estimated future amortization expense as of March 31, 2010:

Amount
Estimated Amortization Expense (a):	(in thousands)
Nine months ending December 31, 2010	$3,962
Year ending December 31, 2011	5,080
Year ending December 31, 2012	4,545
Year ending December 31, 2013	4,458
Year ending December 31, 2014	4,449
Thereafter	21,035

Total	$43,529

(a)	Actual amortization amounts in future years may differ from amounts shown in this table due to any future acquisitions or changes in existing intangible asset balances.

4. LONG-TERM DEBT

The Company has outstanding a fully syndicated term loan (the “Term Loan”) pursuant to which the Company has $78.0 million in outstanding borrowings as of March 31, 2010. The Term Loan is required to be repaid in quarterly installments equal to approximately $0.2 million (such amount subject to adjustment from time to time as a result of voluntary principal repayments made by the Company) with the remaining balance due in a single payment on the maturity date of July 10, 2014.

Interest under the term loan is based, at the option of the Company, on either: (i) a floating per annum rate based on prime rate plus 1.50% or (ii) a floating per annum rate (based upon one, two, three or six-month interest periods), which the Company has chosen, based on LIBOR plus 2.50% (2.80% at March 31, 2010). The Company entered into five interest rate swap contracts during 2008 which, while in place, will maintain a fixed effective interest rate on the Term Loan of approximately 4.95%.

The Term Loan contains customary covenants and restrictions and is guaranteed by certain of the Company’s wholly owned operating subsidiaries, including NightHawk Radiology Services, LLC, the Company’s primary operating entity, and is collateralized by substantially all of the Company’s assets.

The Term Loan is subject to mandatory repayment under certain circumstances, including in connection with the Company’s receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events. In addition, the credit agreement requires a principal payment in the amount equal to 50% of the Company’s Excess Cash Flow as defined in the Company’s loan agreement if the Total Leverage Ratio as defined in the credit agreement is at or above 2.50 at year end. As of March 31, 2010, the Company’s Total Leverage Ratio was 2.73.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Term Loan contains customary affirmative, negative and financial covenants, including, among other requirements, negative covenants that restrict the Company’s ability to create liens, enter into mergers and acquisitions, pay dividends, repurchase stock, incur indebtedness, make investments and capital expenditures, and financial covenants that limit the maximum leverage the Company can maintain at any one time. The maximum Total Leverage Ratio allowed under the terms of the loan is below 4.00 as measured on a trailing four quarter basis. The Total Leverage Ratio excludes non-cash charges such as goodwill and intangible impairment charges and stock compensation. As of March 31, 2010, the Company was in compliance with all covenants contained in the Company’s Term Loan agreement and expects to remain in compliance with these covenants throughout 2010.

The Term Loan may be voluntarily repaid without premium or penalty. The Company made required principal payments of $0.2 million on the Term Loan during the quarter ended March 31, 2010. As discussed in “Note 3—Intangible Assets Subject to Amortization,” if the transaction with St. Paul Radiology, P.A. is consummated, the Company intends to make a principal repayment of $26 million immediately following the closing of the proposed transaction, and an additional principal payment of $10 million on or before June 30, 2011. For more information on this dispute and the potential settlement, see also “Note 3—Intangible Assets Subject to Amortization,” and “Note 5—Commitments and Contingencies.”

5. COMMITMENTS AND CONTINGENCIES

Litigation—The Company is involved in litigation in the normal course of business. In addition to such litigation matters, during the third quarter of 2009, the Company received a notice from St. Paul Radiology, P.A. in which St. Paul Radiology, P.A. indicated that it believes that the Company is in breach of certain of its obligations under the agreements between St. Paul Radiology, P.A. and the Company. St. Paul Radiology, P.A. claims that, as a result of such alleged breaches, it is entitled to terminate the agreements and has incurred material damages which St. Paul Radiology, P.A. claims could exceed $70 million. The Company believes such claims of breach and allegations of damages are without merit, that the Company has fulfilled all of its obligations under the agreements and that the agreements may not be terminated by St. Paul Radiology, P.A.

In recent weeks, the parties have made substantial progress toward achieving a negotiated resolution to this dispute and a mutually-acceptable dissolution of the original arrangement between the parties. Although such resolution remains subject to continued negotiation of final terms and definitive agreements, as part of the potential settlement, the parties would terminate their existing relationships and unwind the July 2007 transaction. The Company would receive an up-front payment from St. Paul Radiology of $10 million and ongoing periodic payments totaling $14 million, resulting in an aggregate amount paid by St. Paul Radiology to the Company of $24 million. In addition, concurrently with the termination of the agreements with St. Paul Radiology, the Company would also enter into a separate agreement pursuant to which the Company would sell each of Midwest Physician Services, LLC and Emergency Radiology Services, LLC and their related assets for an aggregate consideration of $2 million payable to the Company upon closing. Settlement negotiations are not complete and the parties may not be able to negotiate a resolution. If a settlement is negotiated, it may be on terms different than those currently contemplated. Finally, as a result of the credit agreement and collateral agreement the Company entered into in connection with the original transaction with St. Paul Radiology, P.A. in July 2007, the potential settlement described above requires the consent of the Company’s lenders. As of the date of this report, the Company has received the consent of lenders holding the requisite amount of commitments under the term loan to approve the transaction, with such consent becoming effective when and if the settlement with St. Paul Radiology, P.A. is consummated. Pursuant to that consent, the Company intends to pay to the lenders an aggregate of $36 million in principal repayments, with $26 million to be paid upon the closing of the transaction with St. Paul Radiology, P.A and an additional $10 million to be paid to the lenders on or before June 30, 2011.

If the parties are not able to negotiate a settlement, it is likely that the Company and St. Paul Radiology, P.A. will revert to the arbitration and litigation proceedings that were in process before discussions resumed. If this were to happen, the Company will again face the inherent uncertainty associated with any litigation or arbitration proceeding. If in such proceedings, St. Paul Radiology, P.A.’s claims of breach and related damages are demonstrated to be true and the dispute resolution process does not achieve a result favorable to the Company, the Company may be required to remedy the alleged breach, pay damages and/or be faced with the termination of the agreements, resulting in the loss of the associated future revenue and profit and a potential material reduction or elimination in the value of the intangible asset associated with these agreements. Termination of the agreements with St. Paul Radiology, P.A. or a reduction or termination in the revenue and related profits received under the agreements (whether as a result of a settlement or through an adversarial proceeding) may have a material adverse impact on the Company’s business, financial condition and results of operations and could cause the Company’s Total Leverage Ratio under its credit agreement to exceed 2.5, which in turn could trigger a mandatory principal repayment by the Company equal to 50% of its Excess Cash Flow for such year, or 4.0, which could result in the acceleration of the Company’s obligation to repay all of its borrowings under its credit agreement.

        On December 17, 2009, a putative shareholder class action lawsuit was filed against the Company and certain of the Company’s former officers in the U.S. District Court for the District of Idaho. The case is captioned City of Marysville General Employees Retirement System v. NightHawk Radiology Holdings, Inc., et al., Case No. CIV 09-659-N-CWD. The complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired the Company’s stock during the period April 10, 2007 to February 13, 2008, and asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs contend that the Company and the individual defendants violated the federal securities laws by issuing false and misleading statements concerning the Company’s operations, business, and prospects during the purported class period, and thereby artificially increased the price of the Company’s stock. Plaintiffs seek unspecified compensatory damages, interest, and attorneys’ fees and costs. On April 29, 2010, the court issued an order appointing Plymouth County Contributory Retirement System (“Plymouth”) as lead plaintiff, and approving Plymouth’s selection of the law firms Scott + Scott LLP and Holland & Hart LLP as co-lead counsel. The court also ordered the parties to submit a proposed case scheduling order by May 14, 2010. Management intends to vigorously defend against these claims.

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

The Company records reserves for both asserted legal claims (medical liability and otherwise) as well as IBNR amounts for incurred but not reported medical liability claims. Asserted claims are reserved based upon the Company’s best estimate of future probable loss in accordance with the Contingencies Topic of the FASB Accounting Standards Codification (ASC Topic 450). The IBNR reserve is intended to cover potential medical claims that might arise related to past medical services performed by the Company’s affiliated radiologists which have not yet been asserted. IBNR amounts are estimated using historical claims information and actuarial-based industry indices. During the three months ended March 31, 2010 and 2009, the Company recorded an additional $0.0 million and $0.4 million, respectively, for estimated IBNR amounts. IBNR amounts, recorded as professional liability reserve on the balance sheet at March 31, 2010 and December 31, 2009 totaled $4.0 million.

6. STOCK COMPENSATION PLANS

Stock-Based Award Plans—The Company has two stock-based award plans, the 2004 Stock Plan (the “2004 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). In February 2006, all shares available for grant under the 2004 Plan were rolled over and became available for grant under the 2006 Plan. In addition, on the first day of each fiscal year beginning in 2007, the number of shares available for issuance under the 2006 Plan may be increased by an amount equal to the lesser of (i) 3% of the outstanding shares of the Company’s common stock on the first day of the fiscal year, and (ii) such other amount as the Company’s Board of Directors may determine. As of March 31, 2010, the Company had an aggregate of 5,691,179 shares of its common stock reserved for issuance under the 2004 Plan and 2006 Plan. Of these shares, 792,220 shares were available for future grants and 4,898,959 shares were subject to outstanding stock awards as of March 31, 2010.

The Company’s Board of Directors administers the plans, establishes to whom the awards are granted, and sets the terms and conditions, including the exercise period, of such awards. All stock options granted have an exercise price equal to or greater than the fair value of the Company’s common stock on the date the option is granted. All restricted stock units (“RSUs”) are granted with an exercise price of zero. Both stock options and RSUs granted generally have contractual terms of ten years and vest over two, three, or four years, depending upon the type of grant. Options and RSUs granted to employees and directors are valued using the Black-Scholes model, and the resulting expense is recognized using the accelerated method over the service period for the entire award.

Non-Employee Grants—The Company records physician stock-based compensation expense in connection with any equity-based grants to the Company’s affiliated radiologists in accordance with the Compensation-Stock Compensation Topic of the FASB Accounting Standards Codification (ASC Topic 718) and the Equity Topic of the FASB Accounting Standards Codification (ASC Topic 505), by determining the fair value using the Black-Scholes option pricing model.

Because the Company’s affiliated radiologists are independent contractors, the Company calculates the fair value of the stock-based compensation expense in each period. The amount of physician stock-based compensation expense the Company records in a given period depends primarily on the number of shares subject to equity-based grants held by the Company’s affiliated radiologists, the number of hours worked, and the change in the value of the Company’s common stock in that period. If the price of the Company’s common stock increases over a given period, this accounting treatment results in compensation expense that exceeds the expense the Company would have recorded if these individuals were employees. Stock-based compensation to the Company’s affiliated radiologists is included in professional services expense.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock-Based Awards Summary—A summary of the Company’s stock-based award activity for employees and non-employees under the 2004 and 2006 plans is as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2010	3,170,333	$5.51
Granted	2,000	2.99
Exercised	(4,084)	1.60
Cancelled	(115,905)	5.93

Outstanding as of March 31, 2010	3,052,344	$5.50	7.10	$598

Exercisable as of March 31, 2010	1,703,830	$6.25	5.71	$598
Vested and expected to vest as of March 31, 2010	2,990,007	$5.53	7.06	$598

The weighted-average grant-date fair values per share for options granted during the three months ended March 31, 2010 was $1.52.

Activity related to the Company’s restricted stock unit awards is as follows:

Restricted Stock Unit Awards	Number of Awards	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2010	961,230
Granted	945,500
Vested (a)	(27,277)
Cancelled	(32,838)

Outstanding as of March 31, 2010	1,846,615	1.62	$5,872

Vested and expected to vest as of March 31, 2010	1,711,394	1.56	$5,442

(a)	The number of RSU awards vested includes shares withheld on behalf of employees to satisfy the statutory tax withholding requirements.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options and RSUs.

Recognition of Compensation Expense—During the three months ended March 31, 2010 and 2009, the Company recognized stock compensation expense of $0.5 million and $1.0 million, respectively. As of March 31, 2010, the total remaining unrecognized compensation cost related to unvested stock-based employee/director arrangements, net of an estimated forfeiture rate of 8.9%, was $4.3 million and is expected to be recognized over a weighted average period of 1.42 years.

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

The assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Three Months Ended March 31,
	2010	2009
Dividend yield	—	—
Expected volatility	64%	57%
Risk-free interest rates	1.81%	1.84%
Expected term for employees (years)	4.3	4.8
Expected term for non-employee (years)	N/A	10

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Expected volatility is estimated by looking at the historical volatility of the Company’s stock price and considering whether or not the Company’s future stock prices are expected to be materially different than the past. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant corresponding with the expected term of the options. The expected option term for employees is the number of years estimated that options will be outstanding prior to exercise considering vesting schedules, historical exercise experience and other relevant factors.

7. EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (dollars in thousands, except share data):

	Three Months Ended
	March 31, 2010	March 31, 2009
Numerator:
Net income (loss) available to common stockholders	$(19,195)	$(52,613)

Denominator:
Weighted average common shares outstanding- basic	23,576,537	26,649,147
Effect of dilutive stock options, restricted stock units, and warrants (a)	—	—

Weighted average common shares outstanding-dilutive	23,576,537	26,649,147

Earnings (loss) per common share—basic	$(0.81)	$(1.97)
Earnings (loss) per common share—diluted	$(0.81)	$(1.97)

Anti-dilutive shares excluded from calculation (a)	3,010,134	4,126,871

(a)	The effects of the shares which would be issued upon exercise of these options, RSUs and warrants have been excluded from the calculation of diluted earnings (loss) per common share because they are anti-dilutive.

8. INCOME TAXES

The effective rates for the three months ended March 31, 2010 and 2009 were 36.2% and 20.7%, respectively. The difference in effective rates was primarily attributable to a non-deductible portion of the non-cash goodwill impairment incurred in the three months ended March 31, 2009.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, and therefore the Company did not record a valuation allowance against its deferred tax assets as of March 31, 2010. However, changes in the estimate of future taxable income and deterioration in the business and economic climate could significantly affect the determination of the necessity for a valuation allowance against deferred tax assets in future periods.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the condensed consolidated balance sheet at fair value. The Company designates at inception whether the derivative contract is considered hedging or non-hedging in accordance with the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (ASC Topic 815).

In December 2008, the Company settled the two interest rate swap contracts entered into during 2007 resulting in a cash payment by the Company of $5.3 million. The pre-tax net unrealized loss within accumulated other comprehensive income associated with the cancelled interest rate swap contracts of $5.3 million is being amortized to interest expense over the original lives of the contracts. Of this $5.3 million amount, $3.3 million was recognized in 2009 and $0.7 million was recognized during the three months ended March 31, 2010, leaving $1.3 million to be amortized to interest expense over the next 6 months. The cancelled swap contracts were replaced with five interest rate swap contracts with a combined notional amount of $93.5 million. All contracts expire on June 30, 2014 and, while in effect, maintain an effective interest rate on the Company’s outstanding debt of approximately 4.95%.

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

As principal is repaid on the debt, the combined notional amounts of the five interest rate swap contracts will be different than the principal balance of the outstanding debt. If this difference is material, it can cause certain of the five interest rate swap contracts to be deemed ineffective. Due to voluntary principal payments made by the Company, two of the interest rate swap contracts were deemed ineffective. As a result, changes in the fair values of these ineffective contracts were recorded as a component of interest expense in the Company’s statement of operations in 2009 and in the three months ended March 31, 2010.

As a result of the proposed transaction with St. Paul Radiology and our associated plans to make the principal repayments described in “Note 4—Long-Term Debt,” (even though such arrangements are not yet final and remain subject to change), we have determined that the three remaining effective interest rate swap contracts no longer meet the criteria for treatment as cash flow hedges under the guidance of ASC Topic 815 and related interpretations. As a result, the Company has prospectively discontinued cash flow hedge accounting for these interest rate swap contracts as of January 1, 2010. The pre-tax net unrealized gain within accumulated other comprehensive income as of the date the Company discontinued hedge accounting for its interest rate swap contracts of $0.9 million will be amortized to interest expense over the remaining lives of the contracts while they are in effect, which is June 30, 2014. Of this $0.9 million amount, $0.1 million was recognized during the three months ended March 31, 2010. Because cash flow hedge accounting will not be applied to any interest rate swap contracts, changes in the fair value of these interest rate swap contracts subsequent to January 1, 2010 have been recorded as a component of interest expense in the Company’s statement of operations and will be on a prospective basis.

At March 31, 2010 and December 31, 2009, the fair value of the interest rate swap contracts resulted in a net unrealized loss of $0.3 million and a net unrealized gain of $1.1 million, respectively. The fair value of the interest rate swap contracts are found within Other Assets and Other Liabilities on the Company’s balance sheet. For the three months ended March 31, 2010, the amount of hedge ineffectiveness of $1.5 million is presented in the Company’s statement of operations as a component of interest expense.

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

The Company has determined that its interest rate swaps are Level 2 in the fair value hierarchy discussed above. As discussed in “Note 4—Long-Term Debt,” the Company’s interest rate swaps are based on a LIBOR rate. Fair value for the interest rate swaps are based on a model-derived valuation using the LIBOR rate, which is observable at commonly quoted intervals for the full term of the swap.

        As discussed in “Note 3—Intangible Assets Subject to Amortization” and in accordance with the provisions of the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification (ASC Topic 350), certain of the Company’s intangible assets with carrying amounts in excess of their current fair values were written down, resulting in a non-cash impairment charge of $27.3 million ($16.9 million after-tax). Of the $27.3 million total impairment charge, $27.1 million related to the administrative services agreements entered into with St. Paul Radiology, P.A. in July 2007 and $0.2 million related to the acquired trademark and noncompete agreements with the St. Paul Radiology affiliated physicians. To calculate the fair value of these intangible assets, the Company used an income approach utilizing a discounted cash flow model using cash flows based on the probable outcome of the dispute and a discount rate which it believes to be commensurate with the overall risk associated with this particular situation.

The fair values of the Company’s money market funds using Level 1 inputs on a recurring basis as of March 31, 2010 and December 31, 2009 were $24.9 million and $18.9 million, respectively. The fair values of the Company’s marketable securities using Level 1 inputs on a recurring basis as of March 31, 2010 and December 31, 2009 were $0.0 million and $6.0 million, respectively. The fair values of the Company’s interest rate swap contracts using Level 2 inputs on a recurring basis as of March 31, 2010 and December 31, 2009 were a loss position of $0.3 million and a gain position of $1.1 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements that involve risks and uncertainties. The statements contained in this quarterly report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future economic conditions in general and statements about our future:

•

potential settlement and related transaction with St. Paul Radiology, P.A. and the potential impact to our financial results and liquidity, the potential principal payments to our lenders and the potential tax benefits associated with such transaction,

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

All of these forward-looking statements are based on information available to us on the date of this quarterly report. Our actual results could differ materially from those discussed in this quarterly report. The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II Item 1A of this report entitled “Risk Factors”.

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

Recent Developments – Potential Resolution of Dispute with St. Paul Radiology, P.A. and Related Transaction

Background

As we have discussed in previous reports, in July 2007, we entered into a series of transactions with St. Paul Radiology, P.A. (“St. Paul Radiology”) pursuant to which we acquired from St. Paul Radiology two businesses – a radiology administrative services company called Midwest Physician Services, LLC, and a small teleradiology company called Emergency Radiology Services, LLC. In connection with the July 2007 transaction and in addition to our acquiring these two entities, the parties entered into several long-term services agreements pursuant to which we (through Midwest Physician Services) provide administrative services to St. Paul Radiology and its affiliates. Pursuant to these agreements, in consideration for the delivery of the administrative services, St. Paul Radiology pays to us administrative services fees. In the first quarter of 2010, we generated an aggregate of $5.1 million, or approximately 14% of our total revenue from our relationship and related agreements with St. Paul Radiology, P.A.

As we have also discussed in previous reports, in September 2009, St. Paul Radiology notified us that it believes that we are in breach of certain of our obligations under our agreements with it and that, as a result of such alleged breaches, it is entitled to terminate the agreements and it has incurred material damages which St. Paul Radiology claims could exceed $70 million. We continue to believe such claims of breach and allegations of damages are without merit, that we have fulfilled all of our obligations under the agreements and that the agreements may not be terminated by St. Paul Radiology. However, we also recognize that there is always inherent uncertainty in any litigation or arbitration proceeding. See “Part II Item 1A – Risk Factors –If our customers terminate their agreements with us or if our customers’ businesses materially decline, our financial condition and operating results could be adversely affected.”

Recent Developments

In recent weeks, as a result of continued discussions between us and St. Paul Radiology, the parties have made substantial progress toward achieving a negotiated resolution to this dispute and reaching a mutually-acceptable dissolution of the original arrangement between the parties. Although such resolution remains subject to continued negotiation of final terms and definitive agreements, as part of the potential transaction, the parties would terminate their existing relationships and unwind the July 2007 transaction. We would receive an up-front payment from St. Paul Radiology of $10 million and ongoing periodic payments totaling $14 million, resulting in an aggregate amount paid by St. Paul Radiology to us of $24 million. In addition, concurrently with the termination of the agreements with St. Paul Radiology, we would also enter into a separate agreement pursuant to which we would sell each of Midwest Physician Services, LLC and Emergency Radiology Services, LLC and their related assets for an aggregate consideration of $2 million payable to us upon closing. Finally, in addition to the amounts described above, if these transactions are consummated, we also expect to receive a tax refund equal to approximately $10 million resulting from the loss we will incur as a result of these transactions. To be clear, settlement negotiations are not complete and the parties may not be able to negotiate a resolution. If a settlement is negotiated, it may be on terms different than those currently contemplated. However, because of the discussions we have had to date, and as a result of the potential transaction described above, there have been several accounting implications reflected in our financial statements for this period and potential implications upon our future results that are described below:

•

Impairment of Intangible Assets. Our intangible assets include those assets acquired as part of our July 2007 acquisition of Midwest Physician Services, LLC and Emergency Radiology Services, LLC from St. Paul Radiology, P.A. and the related agreements entered into between us and St. Paul Radiology, P.A. As a result of the settlement negotiations described above and the terms being contemplated by the parties, we have determined that an impairment indicator is present related to the assets we acquired from St. Paul Radiology, P.A. We have concluded that $27.3 million of the $49.6 million carrying value of these intangible assets is impaired. As a result, we recorded a non-cash intangible impairment charge of $27.3 million in the three months ended March 31, 2010. We will continue to assess whether impairment indicators are present or change and, if so, perform further impairment testing to determine the fair value of these recorded assets.

•

Principal Repayment of our Term Loan. As a result of the credit agreement and collateral agreement twe entered into in connection with the original transaction with St. Paul Radiology in July 2007, the potential settlement described above requires the consent of our lenders under those agreements. As of the date of this report, we have received the consent of the required lenders to approve the transaction, with such consent becoming effective when and if the transaction with St. Paul Radiology is consummated. Pursuant to that consent, if the transactions are consummated, the Company intends to pay to the lenders essentially all of the proceeds and tax refunds generated from the proposed transactions, amounting to an aggregate of $36 million in principal repayments, with $26 million to be paid following the closing of the transaction and an additional $10 million to be paid to the lenders on or before June 30, 2011.

•

Interest Rate Swap Contract Accounting. As discussed more fully in “Note 9—Derivative Financial Instruments,”, as a result of the proposed transaction with St. Paul Radiology and our associated plans to make the principal repayments described above (even though such arrangements are not yet final and remain subject to change), we have determined that the three remaining effective interest rate swap contracts are no longer effective cash flow hedges. As a result, we have discontinued cash flow hedge accounting for these interest rate swap contracts effective as of January 1, 2010. Because cash flow hedge accounting will not be applied to these interest rate swap contracts, changes in the fair value of these interest rate swap contracts subsequent to January 1, 2010 have been recorded as a component of interest expense in our statement of operations and will be going forward. For additional information, see “Note 9—Derivative Financial Instruments.”.

•

Impact on Financial Results. If the transactions described above are consummated and we dissolve our relationship with St. Paul Radiology, our financial results will be impacted. As described above, in the first quarter of 2010, we generated an aggregate of $5.1 million, or approximately 14% of our total revenue from our relationship and related agreements with St. Paul Radiology, P.A. If the transaction is consummated and we no longer receive the benefit of this revenue and related profits that we generate from our relationship with St. Paul Radiology, our Total Leverage Ratio under our credit agreement will increase. See “Liquidity and Capital Resources—Financial Condition and Liquidity.” See also “Part II—Item 1A—Risk Factors—We may need additional capital, which may not be available to us.”

Trends in our Business and Results of Operations

Evolving Martketplace.

The market for our services is evolving rapidly. The past several years have seen a substantial increase in the number of competitors in the market for our services. As a result, we have experienced declining prices for our services and increasing levels of customer attrition. To improve our customer retention, we have focused our efforts on setting and maintaining high quality service levels and we have lowered our prices where appropriate to retain customers. We have seen modest improvement in customer retention in recent quarters; however, we also experienced an increase in the rate of price decline. On the other hand, our expenses have increased, resulting in significantly reduced margins and profit. We expect these trends to continue in the future.

Service Revenue.

We generate revenue from a number of sources, including off-hours preliminary exams, business services offerings and final and subspecialty interpretations. The revenue growth that we experienced in the past was due in large part to the growth in scan volume in our off-hours preliminary business, which continues to make up the majority of our revenue. Recently, however, our volume growth in the off-hours preliminary business has slowed as the market for these services has matured and become more competitive. In addition, we have also seen the average price for our preliminary reads decline significantly and experienced customer losses which, combined, have caused our revenues and margins from our off-hours preliminary business to decline in recent periods. We expect these challenges to continue in the foreseeable future. In response to such trends, our strategy is to sell new services, principally final interpretations, to our existing customers by communicating their value and demonstrating the advantages we offer over our competitors.

For the three months ended March 31, 2010, we generated an aggregate of $5.1 million, or approximately 14% of our total revenue from our relationship and related agreements with St. Paul Radiology, P.A. If these agreements with St. Paul Radiology, P.A. are terminated (whether as a result of a negotiated settlement or through a litigation or arbitration proceeding), our service revenue and related profits will decline.

Professional Service Expenses.

Professional service expenses consist primarily of the fees we pay to our affiliated radiologists, any physician stock-based compensation, the premiums for medical liability insurance, and any medical liability claims loss expenses. Since inception, our professional service fees have increased in absolute dollars each year, primarily due to the increased number of reads performed as our volumes have increased and the addition of new affiliated radiologists to perform the increased workload. We expect that our professional service fees will continue to fluctuate in absolute dollars as volumes and modality mix vary. We also expect our professional services expenses to increase as a percentage of revenue due to the shift in our business towards more final reads and due to the price declines we are experiencing. In response to price declines, we are taking steps to lower our professional services expense per read. Although we cannot guarantee that we will be successful, we are working to optimize workflow surrounding our image acquisition and routing processes. In addition, we hope to hire physicians at more competitive rates for our growing finals business. We believe these two initiatives will help lower the total cost of delivery in the future.

Our medical liability expense has also increased in absolute dollars each year since inception, primarily due to the increasing number of scans as our business has grown. We expect our medical liability premiums and our reserves for incurred but not reported (“IBNR”) medical liability claims to continue to fluctuate as our claims experience and volumes change over time.

We record physician stock-based compensation expense in connection with any equity-based grants to our affiliated radiologists in accordance with the Compensation-Stock Compensation Topic of the FASB Accounting Standards Codification (ASC Topic 718) and the Equity Topic of the FASB Accounting Standards Codification (ASC Topic 505), and present this expense in our consolidated statements of operations as part of our professional services expense. The amount of physician stock-based compensation expense we record in a given period depends primarily on the number of shares subject to equity-based grants held by our affiliated radiologists, the number of hours worked, and the change in the value of our common stock in that period. Our expense in future periods for physician stock-based compensation will be driven primarily by changes in our stock price, new equity-based grants we make to our affiliated radiologists, and the rate at which those equity-based grants are earned over such periods. We anticipate increased physician stock-based compensation expense this year and in 2011 resulting primarily from equity grants of our common stock issued during the quarter ended March 31, 2010 to our affiliated physicians in connection with the adoption of a new form of physician contract in December 2009.

Sales, General and Administrative Expenses.

Our sales, general and administrative expenses consist primarily of salaries and related expenses for our employees, employee stock-based compensation, information technology and telecommunications expenses, costs associated with licensing and privileging our affiliated radiologists, facilities and office-related expenses, sales and marketing expenses and other general and administrative expenses. Our sales, general and administrative expenses have increased in absolute dollars since inception primarily as a result of increased payroll expenses in connection with higher headcount in support of the growth in our business. If our agreements with St. Paul Radiology, P.A. are terminated (whether as a result of a negotiated settlement or through a litigation or arbitration proceeding), then we expect that our sales, general and administrative expenses will decline.

The amount of employee stock-based compensation expense we record in a given period depends primarily on the number of shares subject to outstanding shared-based awards and the valuation criteria used at the time of the grant. The amount of expense is also impacted by the accelerated method we use to expense these awards and by forfeitures of non-vested awards.

Interest Expense.

Interest on our outstanding debt is at a variable rate. Since 2007, we have hedged the risk associated with fluctuations in interest rates by entering into interest rate swap contracts. In December 2008, in response to interest rates falling to historically low levels, we settled our original interest rate swap contracts and entered into five new interest rate swap contracts that have a term roughly equal to the remaining term on our loan. Our new effective interest rate under these hedges is 4.95%. Our new effective interest rate and actual cash payments for interest under these hedges will be approximately 4.95% for the remaining life of the loan. The interest rate swap contracts expire in June 2014. Until the maturity of our term loan, reported interest expense will differ from our effective rate due to the mark to market adjustments on our ineffective interest rate swap contracts, the effect of cancelled and ineffective interest rate swap contracts and loan fee amortization. Effective January 1, 2010, we have deemed all of our interest rate swap contracts to be ineffective hedges, and therefore all of the mark-to-market adjustments related to our interest rate swap contracts will impact interest expense in future periods, potentially leading to fluctuations in interest expense. Finally, interest expense may be lower in future periods due to potential voluntary principal repayments associated with the potential settlement with St. Paul Radiology, P.A.

Income Tax Expense.

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

Critical Accounting Estimates and Recently Issued Accounting Standards

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

As of March 31, 2010, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. The policies disclosed included contingencies, accounting for long-lived assets, stock-based compensation, income taxes and derivative accounting.

See “Note 1—Summary of Significant Accounting Policies—Recently Issued Accounting Standards” to the condensed consolidated financial statements included in Item 1 of this report for additional information regarding recently adopted and new accounting pronouncements.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of service revenue:

	Three Months Ended March 31,
	2010	2009
Service revenue	100%	100%
Operating costs and expenses:
Professional services	48	43
Sales, general and administrative	43	38
Depreciation and amortization	8	7
Goodwill and intangible asset impairment	75	177

Total operating costs and expenses	174	265

Operating income (loss)	(74)	(165)
Other income (expense):
Interest expense	(9)	(6)
Interest income	—	—
Other, net	—	—

Total other income (expense)	(9)	(6)

Income (loss) before income taxes	(83)	(171)
Income tax expense (benefit)	(30)	(35)

Net income (loss)	(53)	(136)

Comparison of Three Months Ended March 31, 2010 and March 31, 2009

Service Revenue

	Three Months Ended March 31,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Service revenue	$36,548	$38,798	$(2,250)	(6	) %

Service revenue for the three months ended March 31, 2010 decreased by $2.2 million compared to the three months ended March 31, 2009. The decrease in service revenue primarily consists of a drop of $2.6 million in preliminary read revenue and a decrease of $0.3 million in business service revenue, partially offset by an increase of $0.7 million in final read revenue.

The preliminary read revenue decrease was primarily driven by a 10% decline in our average price from the same period in 2009. Partially offsetting this price decline was a 1% increase in preliminary read volume, consisting of same site volume growth of 3% and new customer volumes of 7%, partially offset by a 9% decrease in volumes from the cumulative impact of customers lost over the past 12 months.

The final read revenue increase was primarily driven by a 43% increase in volume partially offset by a 20% decline in average pricing compared to the same period a year ago. Final read volume growth consisted of new customer growth of 64% offset by a 21% decrease in volumes from the impact of customers lost over the past 12 months. The 20% decline in final read pricing was driven by a mix shift towards lower priced plain film reads and competitive pressures in the marketplace.

Operating Costs and Expenses

Professional Services

	Three Months Ended March 31,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Professional services	$17,464	$16,656	$808	5%
Percentage of service revenue	48%	43%

The increase in professional services expense for three months ended March 31, 2010 compared to the three months ended March 31, 2009 is primarily attributable to a 6% increase in volumes. This was partially offset by a $0.7 million decrease in medical liability expenses. The increase in professional services expense as a percentage of revenue resulted from a combination of the increase in professional services fees coupled with an overall 11% decline in our average price per scan.

Sales, General and Administrative Expense

	Three Months Ended March 31,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Sales, general and administrative expense	$15,761	$14,734	$1,027	7%
Percentage of service revenue	43%	38%

The sales, general and administrative expense for the three months ended March 31, 2010 was $1.0 million higher than in the comparable period in 2009. This was primarily attributable to higher payroll and accrued severance of $0.4 million relating to the departure of our former chief operating officer in February 2010. In addition, we saw higher legal costs related to the legal matters described in Part II—Item 1—Legal Proceedings.” These increases were partially offset by lower stock compensation expense.

Intangible Asset Impairment

Our intangible assets include those acquired as part of our July 2007 acquisition of Midwest Physician Services, LLC and Emergency Radiology Services, LLC from St. Paul Radiology, P.A and the related agreements entered into between us and St. Paul Radiology, P.A. As a result of the ongoing settlement negotiations described in this report, we have determined that an impairment indicator is present related to the professional services and noncompete agreements we entered into with and trademarks acquired from, St. Paul Radiology, P.A. We have concluded that $27.3 million of the $49.6 million carrying value of these intangible assets is impaired. As a result, we recorded a non-cash intangible impairment charge of $27.3 million in the three months ended March 31, 2010. We will continue to assess whether impairment indicators are present or expected cash flows change and, if so, perform impairment testing to determine the fair value of these recorded assets. See “—Recent Developments – Potential Resolution of Dispute with St. Paul Radiology, P.A. and Related Transaction” for more information.

Goodwill Impairment

We recorded a $68.7 million goodwill impairment charge during the quarter ended March 31, 2009 due to our determination that the fair value of goodwill was less than the carrying value. The goodwill impairment charge was non-cash and did not affect our operations, cash flow or cash position.

Interest Expense

	Three Months Ended March 31,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Interest expense	$3,324	$2,302	$1,022	44%
Percentage of service revenue	9%	6%

The increase in interest expense for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is primarily attributable to the discontinuation of hedge accounting for our interest rate swap contracts effective January 1, 2010. As a result, the year-to-date change in the fair value of the ineffective hedges of $1.5 million was recorded to interest expense.

Income Tax Expense (Benefit)

	Three Months Ended March 31,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Income tax expense (benefit)	$(10,879)	$(13,732)	$2,853	21%

The change in our income tax expense was due primarily to the tax benefit resulting from the goodwill impairment charge recorded during the three months ended March 31, 2009. We recorded a non-cash goodwill impairment charge of $68.7 million in the three months ended March 31, 2009 of which $30.9 million of that impairment is not deductible for tax purposes, resulting in an effective tax rate different than the statutory rate. The income tax benefit for the three months ended March 31, 2010 primarily reflects the after-tax effect of the intangible impairment charge of $16.9 million.

Non-GAAP Financial Performance Measures

Historically, we have provided non-GAAP financial measures of adjusted net income and adjusted earnings per share as part of our periodic earnings releases and investor conference calls. Beginning with this quarterly report, we will begin including the reconciliation of these non-GAAP measures to the most applicable financial measure under GAAP.

We present these non-GAAP financial measures because we believe that they are a useful indicator of our performance and ongoing operations, provide consistency and comparability with our past financial performance and facilitates investor comparisons of our operating performance with our peer companies. However, it is important to note that the presentation of adjusted net income and adjusted earnings per diluted share are not measures of financial performance under GAAP and should not be considered a substitute for or superior to GAAP. The non-GAAP financial measures we report are as follows:

Adjusted net income – We define adjusted net income as net income excluding the tax effected impact of (i) the non-cash expense related to our stock-based compensation, (ii) the non-cash expense associated with the amortization of intangibles associated with acquisitions, (iii) the non-cash expenses (or credits) for adjustments to our IBNR reserve (incurred but not reported medical liability reserves), (iv) the non-cash effects of cancelled and ineffective interest rate swap contracts, (v) severance expense, (vi) the non-cash charges for goodwill or intangible asset impairments and (vii) other expenses from time to time. These other expenses may occur in future periods, but the amounts recognized can vary from period to period and do not directly relate to our ongoing operations.

Adjusted diluted earnings per share – We define adjusted diluted earnings per share in the same manner as adjusted net income.

The following table reconciles net income (loss), the most directly comparable GAAP financial performance measure, to adjusted net income, a non-GAAP financial performance measure:

	Three Months Ended March 31,
	(In thousands)
	2010	2009
Net income (loss)	$(19,195)	$(52,613)
Tax effected impact of:
Non-cash stock based compensation	868	710
Amortization of intangible assets	1,050	1,260
IBNR medical malpractice loss reserves	—	282
Effect of cancelled and ineffective interest rate swap contracts	1,286	597
Intangible asset and goodwill impairment	16,926	53,761
Severance costs	270	—

Adjusted net income	$1,205	$3,997

During the three months ended March 31, 2010, our adjusted net income decreased $2.8 million year over year primarily due to the effects of lower average prices and higher sales general and administrative expense, offset partially by increased volumes. We expect these trends to continue in future periods.

The following table reconciles earnings (loss) per diluted share, the most directly comparable GAAP financial performance measure, to adjusted net income per diluted share, a non-GAAP financial performance measure:

	Three Months Ended March 31,
	(In thousands)
	2010	2009
Earnings (loss) per diluted share	$(0.81)	$(1.97)
Tax effected impact of:
Non-cash stock based compensation	0.04	0.02
Amortization of intangible assets	0.04	0.05
IBNR medical malpractice loss reserves	0.00	0.01
Effect of cancelled and ineffective interest rate swap contracts	0.05	0.02
Intangible asset and goodwill impairment	0.72	2.02
Severance cost	0.01	0.00

Adjusted net income per diluted share	$0.05	$0.15

During the three months ended March 31, 2010, our adjusted net income per diluted share was $0.05 compared to $0.15 in the year ago period. The decline was driven by the decrease in adjusted net income.

Liquidity and Capital Resources

Capital Resources

Our capital resources include cash, cash equivalents and marketable securities. The table below highlights significant aspects of our capital resources.

	March 31, 2010	December 31, 2009
	(In millions)
Capital resources
Cash and cash equivalents	$33.9	$26.3
Marketable securities	—	6.0

Total	$33.9	$32.3

Cash Flow Activities

The table and discussion below highlights significant aspects of our cash flow activities.

	Three Months Ended March 31,
	(In millions)
	2010	2009
Cash flow activities
Net cash provided by (used in):
Operating activities	$2.7	$6.2
Investing activities	5.1	(6.1)
Financing activities	(0.2)	(6.7)

Increase (decrease) in cash and cash equivalents	$7.6	$(6.6)

Operating Activities

We fund our operations primarily from cash flows generated by our operating activities and the incurrence of debt. Net cash provided by operating activities for the three months ended March 31, 2010 and 2009 was $2.7 million and $6.2 million, respectively, a decrease of $3.5 million. The decrease in net cash from operations from the same quarter a year ago primarily resulted from the revenue and earnings decline.

Investing Activities

Net cash flows provided by investing activities were $5.1 million for three months ended March 31, 2010, compared with $6.1 million used in investing activities for the three months ended March 31, 2009. The increase in net cash from investing activities compared to the same quarter a year ago primarily reflects $6.0 million in proceeds from maturities of marketable securities in the first quarter of 2010, compared to $5.0 million in purchases of marketable securities during the first quarter of 2009. During the first quarter of 2010, U.S. Treasuries held matured and we chose not to repurchase those securities but rather placed the funds into a money market account.

Financing Activities

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2010, compared with $6.7 million for the three months ended March 31, 2009. The decrease in net cash used in financing activities compared to the same quarter a year ago primarily reflects the repurchase of shares of our common stock in the first quarter of 2009 for $6.5 million, whereas during the first quarter of 2010, we had no such repurchases.

Financial Condition and Liquidity

We expect our short and long-term liquidity needs to consist primarily of working capital, capital expenditures related to information technology and any future acquisitions. We may also have liquidity needs if we elect to repurchase shares of our common stock and if we elect or are required to make principal payments under our credit agreement. We intend to fund future liquidity needs from current capital resources and cash generated from operations. We believe our capital resources will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Our credit agreement contains customary affirmative, negative and financial covenants, including, among other requirements, negative covenants that restrict our ability to create liens, enter into mergers and acquisitions, pay dividends, repurchase stock, incur indebtedness, make investments and make capital expenditures, and financial covenants that limit the maximum leverage we can maintain at any one time. Our term loan is subject to mandatory repayment under certain circumstances, including in connection with our receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events. In addition, our credit agreement requires a principal payment in the amount equal to 50% of our Excess Cash Flow (as defined in our credit agreement) if the Total Leverage Ratio (as defined in our credit agreement) is at or above 2.5 at year end. Furthermore, if our Total Leverage Ratio exceeds 4.0 on any trailing four quarter basis, our obligation to repay all borrowings could be accelerated. As of March 31, 2010, our Total Leverage Ratio was 2.73. As of March 31, 2010 we were in compliance with all covenants contained in our credit agreement and expect to remain in compliance with these covenants throughout 2010.

As described more fully above under “Recent Developments–Potential Resolution of Dispute with St. Paul Radiology, P.A. and Related Transaction,” pursuant to the consent we have received from our lenders, if the transactions with and related to St. Paul Radiology are consummated, we intend to pay to the lenders essentially all of the proceeds and tax refunds we generate from the proposed transactions, amounting to an aggregate of $36 million in principal repayments, with $26 million to be paid following the closing of the transaction and an additional $10 million to be paid to the lenders on or before June 30, 2011. We expect to fund such principal repayments out of available cash and investments and from payments received as part of the transactions.

If the transactions are consummated and we no longer receive the benefit of this revenue and related profits, our Total Leverage Ratio under our credit agreement will increase. Pursuant to the terms of our credit agreement, we are required to calculate our Total Leverage Ratio on a pro forma basis, meaning that if the transaction described above is consummated, we must calculate our Total Leverage Ratio assuming the transactions took place at the beginning of the trailing four quarter measurement period. As a result, even with the principal payments described above, we expect our Total Leverage Ratio in future periods to increase.

Finally, we may elect from time to time to make additional principal payments on our debt in order to enhance our capital structure as we did in 2008 and 2009. We anticipate funding any such elective or required principal payments out of our available cash and cash equivalents. However, if our estimates of revenues, working capital and/or capital expenditure requests change or prove inaccurate, we may need to raise additional funds to satisfy any required principal repayment. There can be no assurance that any such funds will be available at the time or times needed or available on terms acceptable to us. See “Part II—Item 1A—Risk Factors—We may need additional capital, which may not be available to us.”

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no significant changes to our off-balance sheet arrangements or contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Interest Rate Sensitivity

As of March 31, 2010, we had cash and cash equivalents totaling $33.9 million. The majority of these amounts was invested in interest-bearing money market accounts and is held for working capital purposes. We had no marketable securities outstanding as of March 31, 2010.We do not enter into investments for trading or speculative purposes.

As of March 31, 2010, we had $78.0 million in variable rate debt. Because of the five interest rate swap contracts entered into during the fourth quarter of 2008, this outstanding debt is not subject to interest rate fluctuation until such contracts expire on June 30, 2014. While in effect, these interest rate swap contracts will maintain an effective interest rate on our outstanding debt of approximately 4.95%. The contracts were initiated to maintain compliance with debt requirements and to protect us against changes in the interest payments associated with its variable-rate long-term debt, and therefore are considered cash flow hedges. As a result, as long as the swap contracts are deemed highly effective, changes in the fair value of the swap contracts are recorded as either an asset (a gain position), or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of stockholders’ equity.

During 2009 we determined that two of the five interest rate swap contracts were not effective. As a result, changes in the fair value of these ineffective contracts were recorded as a component of interest expense in our statement of operations in 2009 and in the first quarter of 2010.

As discussed more fully in “Note 9—Derivative Financial Instruments”, as a result of the proposed transaction with St. Paul Radiology and our associated plans to make the principal repayments described above (even though such arrangements are not yet final and remain subject to change), we have determined that the three remaining effective interest rate swap contracts no longer meet the criteria for treatment as cash flow hedges under the guidance of ASC Topic 815 and related interpretations. As a result, we have prospectively discontinued cash flow hedge accounting for these interest rate swap contracts as of January 1, 2010. Changes in the fair value of these interest rate swap contracts subsequent to January 1, 2010 have been recorded as a component of interest expense in our statement of operations in the first quarter of 2010 and will be on a prospective basis.

For more information on our interest rate hedging activities, see “Note 9—Derivative Financial Instruments,” included in Part I Item 1 of this report.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

In addition to the litigation matters in which we are involved in the ordinary course of business, during the third quarter of 2009, we received a notice from St. Paul Radiology, P.A. in which St. Paul Radiology, P.A. indicated that it believes that we are in breach of certain of our obligations under our agreements with it. We believe such claims are without merit and that we have fulfilled all of our obligations under the agreements. However, if such claims are demonstrated to be true and the dispute resolution process is unsuccessful, we may be required to remedy the alleged breach, pay damages, or both. Also, if it is determined that there is not an available remedy under the terms of the agreements, St. Paul Radiology, P.A. may be allowed to terminate its agreements with us. Although we believe the chances of such outcomes are remote, there is always inherent uncertainty of any litigation or arbitration proceeding.

In recent weeks, as a result of continued discussions between us and St. Paul Radiology, the parties have made substantial progress toward achieving a negotiated resolution to this dispute and reaching a mutually-acceptable dissolution of the original arrangement between the parties. Although such resolution remains subject to continued negotiation of final terms and definitive agreements, as part of the potential transaction, the parties would terminate their existing relationships and unwind the July 2007 transaction. We would receive an up-front payment from St. Paul Radiology of $10 million and ongoing periodic payments totaling $14 million, resulting in an aggregate amount paid by St. Paul Radiology to us of $24 million. In addition, concurrently with the termination of the agreements with St. Paul Radiology, we would also enter into a separate agreement pursuant to which we would sell each of Midwest Physician Services, LLC and Emergency Radiology Services, LLC and their related assets for an aggregate consideration of $2 million payable to us upon closing. Settlement negotiations are not complete and the parties may not be able to negotiate a resolution. If a settlement is negotiated, it may be on terms different than those currently contemplated. See “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments – Potential Resolution of Dispute with St. Paul Radiology, P.A. and Related Transaction” for more information.

In our Annual Report on Form 10-K, we reported that, on December 17, 2009, a putative shareholder class action lawsuit was filed against us and certain of our former officers in the U.S. District Court for the District of Idaho. The case is captioned City of Marysville General Employees Retirement System v. NightHawk Radiology Holdings, Inc., et al., Case No. CIV 09-659-N-CWD. The complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period April 10, 2007 to February 13, 2008, and asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs contend that the Company and the individual defendants violated the federal securities laws by issuing false and misleading statements concerning the Company’s operations, business, and prospects during the purported class period, and thereby artificially increased the price of the Company’s stock. Plaintiffs seek unspecified compensatory damages, interest, and attorneys’ fees and costs. On April 29, 2010, the court issued an order appointing Plymouth County Contributory Retirement System (“Plymouth”) as lead plaintiff, and approving Plymouth’s selection of the law firms Scott + Scott LLP and Holland & Hart LLP as co-lead counsel. The court also ordered the parties to submit a proposed case scheduling order by May 14, 2010. Management intends to vigorously defend against these claims.

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

We operate in a rapidly evolving market, which makes it difficult to evaluate our business and prospects.

Our industry is relatively new and is rapidly evolving. As a result, our current business and future prospects are difficult to evaluate. You must consider our business and prospects in light of the risks and difficulties we encounter as an early leader in a rapidly evolving market. Some of these risks relate to our potential inability to:

•	effectively manage our business and technology,

•	effectively manage our operating costs as the price for our services declines,

•	continue to provide consistently high levels of service quality as we expand the scale of our business,

•	develop new services that complement our existing business,

•	acquire additional customers and maintain current customers in a highly competitive environment,

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

The market for professional radiology services and business process services is competitive and rapidly changing, barriers to entry are relatively low, and with the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. In fact, in recent periods we have experienced an increase in competition from regional providers of services similar to ours. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors, including our largest competitor, Virtual Radiologic Corporation(“ VRC”), offer their services at a lower price, which has resulted and may continue to result in pricing pressure and lost customers. If we are unable to maintain our current pricing or effectively revise the way we compensate our affiliated radiologists, our operating results would be negatively impacted. In addition, pricing pressures and increased competition would result in reduced revenue and reduced profits.

In addition, if companies larger than us enter the market through internal expansion or acquisition of one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. These competitors could have established customer relationships and greater financial, technical, sales, marketing and other resources than we do, and may be able to respond more quickly to new or emerging technologies or devote greater resources to the development, promotion and sale of their services. This competition could harm our ability to sell our services, which may lead to lower prices, reduced revenue and, ultimately, reduced market share.

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

Our revenue is derived primarily from fee-for-service billings to our radiology group customers. Our agreements with our customers generally provide for one-year terms and automatically renew for successive one-year terms unless terminated by our customers or us upon 30 days prior notice. Our customers may elect not to renew their contracts with us, they may seek to renegotiate the terms of their contracts or they may choose to reduce or eliminate our services. For example, due to a number of competitive factors, we saw an 11% decrease in read volumes that resulted from the cumulative impact of customers that we lost over the last 12 months. If our arrangements with our customers are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, whether due to competitive factors or not, our business, financial condition and results of operations could be adversely affected. In addition, if our radiology group customers’ agreements with the hospitals that they serve are terminated, or if our radiology group customers’ businesses begin to decline for other reasons (such as a material increase in the rate of uninsured patients or uncollectible accounts), our business, financial condition and results of operations could be adversely affected.

Substantially all of our business services revenue is generated from St. Paul Radiology, P.A. under a multiyear business services agreement. During the quarter ended March 31, 2010, we generated an aggregate of $5.1 million, or approximately 14% of our total revenue from our relationship and related agreements with St. Paul Radiology, P.A. If the business of St. Paul Radiology, P.A. were to decline significantly (or terminate as described below) or if St. Paul Radiology, P.A. were to experience a material increase in uncollectible accounts, our business, financial condition and results of operations would be adversely affected.

St. Paul Radiology, P.A. has indicated that it believes that we are in breach of certain of our obligations under our agreements with it and that, as a result of such alleged breaches, it is entitled to terminate the agreements and it has incurred material damages which St. Paul Radiology, P.A. claims could exceed $70 million. We believe such claims of breach and allegations of damages are without merit, that we have fulfilled all of our obligations under the agreements and that the agreements may not be terminated by St. Paul Radiology, P.A. However, there is always inherent uncertainty of any litigation or arbitration proceeding. If such claims of breach and related damages are demonstrated to be true and the dispute resolution process does not achieve a result favorable to us, we may be required to remedy the alleged breach, pay damages, and/or the agreements may be terminated resulting in the loss of the associated future revenue and profit.

In recent weeks, as a result of continued discussions between us and St. Paul Radiology, the parties have made substantial progress toward achieving a negotiated resolution to this dispute and reaching a mutually-acceptable dissolution of the original arrangement between the parties. Although such resolution remains subject to continued negotiation of final terms and definitive agreements, as part of the potential transaction, the parties would terminate their existing relationships and unwind the July 2007 transaction. We would receive an up-front payment from St. Paul Radiology of $10 million and ongoing periodic payments totaling $14 million, resulting in an aggregate amount paid by St. Paul Radiology to us of $24 million. In addition, concurrently with the termination of the agreements with St. Paul Radiology, we would also enter into a separate agreement pursuant to which we would sell each of Midwest Physician Services, LLC and Emergency Radiology Services, LLC and their related assets for an aggregate consideration of $2 million payable to us upon closing. See “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments – Potential Resolution of Dispute with St. Paul Radiology, P.A. and Related Transaction.” Settlement negotiations are not complete and the parties may not be able to negotiate a resolution. If a settlement is negotiated, it may be on terms different than those currently contemplated.

Termination of our agreements with St. Paul Radiology, P.A. (whether through negotiated settlement or through an arbitration or litigation process) or a reduction in the revenue and related profits received under the agreements would have a material adverse impact on our business, financial condition and results of operations. In addition, termination of our agreements with St. Paul Radiology, P.A. (whether through negotiated settlement or through an arbitration or litigation process) or a reduction or termination in the revenue and related profits received under the agreements (whether through negotiated settlement or through an arbitration or litigation process) could cause our total leverage ratio under our credit agreement to exceed 2.5, which in turn would trigger a mandatory principal repayment by us equal to 50% of our Excess Cash Flow for such year, or 4.0, which could result in the acceleration of our obligation to repay all of our borrowings under our credit agreement. See “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Condition and Liquidity” of this report for more information. If we fail to meet either of our total leverage ratio tests in the future, whether as a result of a termination of our agreements with St. Paul Radiology, P.A. (whether through negotiated settlement or through an arbitration or litigation process) or otherwise, and we are required to make a mandatory repayment of a portion of the principal of our term loan, or if our obligations under our term loan are accelerated as a result of our default, our financial condition could be materially adversely impacted.

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

In addition to medical liability claims, we may also become subject to other litigation proceedings that, if not fully covered by insurance, could be costly to defend against, result in substantial damage awards against us and divert the attention of our management. For example, if our settlement efforts with St. Paul Radiology, P.A. are not successful and we revert back to a litigation proceeding, we will incur significant legal costs and may be required to remedy the alleged breach, pay damages, or both. Although we believe the chances of an unsuccessful outcome from a litigation or arbitration proceedings are remote, there is always inherent uncertainty of any litigation or arbitration proceeding.

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

The use and disclosure of certain healthcare information by healthcare providers and their business associates have come under increasing public scrutiny. The federal standards under HIPAA establish rules concerning how individually identifiable health information may be used, disclosed and protected. Historically, state law has governed privacy issues and HIPAA preserves these laws to the extent they are more protective of a patient’s privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA privacy and security regulations, many states are considering revisions to their existing privacy, security and breach notification laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA privacy, security and breach notification provisions. In addition, the recently enacted HITECH Act now empowers state attorneys general to enforce HIPAA’s privacy and security provisions, including the new federal breach notification requirements. We must operate our business in a manner that complies with all applicable laws, both federal and state, and which does not jeopardize the ability of our customers to comply with all applicable laws to which they are subject. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for healthcare providers and their business associates that provide services to patients in multiple states. Because these laws and regulations are recent and few have been interpreted by government regulators or courts, our interpretations and activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or due to the theft of information by unauthorized computer programmers who penetrate our network security. Lastly, new legislation to broaden privacy and security rules has been introduced in Congress and in numerous states which may require that we change our operations.

Recently-enacted or future changes in healthcare regulation may constrain or require us to restructure our operations, which could negatively impact our business and operating results.

The healthcare industry is heavily regulated and has recently been the subject of significant legislative action. Our ability to operate profitably will depend in part upon our ability (and that of our affiliated radiologists, our customers and their radiologists) to continue to operate effectively in the new health care environment. With the changes enacted by the recently-passed Patient Protection and Affordable Care Act, we believe that there will be continued pressure on the overall imaging market and our customers by, among other things, a potential reduction in the growth in, or overall number of, diagnostic imaging procedures performed, and a reduction in the payments to radiology groups and facilities for both the technical component and professional component of such procedures. Any reduction in demand for diagnostic imaging, as well as reduced reimbursement to groups and facilities that utilize our services could in turn adversely affect our business.

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

Our business could be materially affected if a HHS-OIG study results in adverse modifications to Medicare payments for emergency room imaging.

In its Fiscal Year 2010 Work Plan, the HHS-OIG lists as a “work in progress” its current inspection of the appropriateness of payments for hospital emergency department x-rays and interpretations. It is possible that, in the final report, the HHS-OIG could recommend changes to CMS reimbursement rules regarding emergency imaging. If the HHS-OIG were to make such recommendations and, if such recommendations were adopted, such changes could adversely affect our operations.

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

In light of the planned changes adopted by The Joint Commission, we are working with our customers that have historically relied upon these standards to institute new credentialing processes that will help them comply with the new standards once they become effective. Although we have made significant progress, because of the additional workload that is inherent in any new process, these customers have been requesting to credential and privilege fewer physicians than are currently privileged at those sites. These changes have required us to adapt many of the administrative processes we perform related to our affiliated physicians, including our credentialing, privileging and scheduling processes. If we are not able to adapt our processes effectively, our financial condition and results of operations could be negatively impacted.

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

The information technology industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As an example, we are aware that on July 31, 2007, Merge eMed, Inc., or Merge, filed a complaint against another teleradiology provider, VRC, alleging that VRC has infringed on certain of Merge’s patents relating to teleradiology. In connection with that litigation, VRC filed a Request for Reexamination with the U.S. Patent and Trademark Office, or US PTO, which asks the US PTO to re-examine the validity of the patents at issue. Based solely upon publicly available information from VRC, we understand that, in August 2008, the US PTO ruled invalid all of the claims in the patents upon which Merge had sued VRC and that VRC is awaiting judicial dismissal of the case. While we are not currently a party to any intellectual property litigation, if Merge or another third party asserts that our technology violates that third-party’s proprietary rights, or if a court holds that our technology violates such rights, we may be required to re-engineer our technology, obtain licenses from third parties to continue using our technology without substantial re-engineering or remove the infringing functionality or feature. In addition, we may incur substantial costs defending any such claim. We may also become subject to damage awards, which could cause us to incur additional losses and harm our financial position.

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

Our success depends largely upon the continued services of our executive officers, particularly David Engert, our President & Chief Executive Officer and David Sankaran, our Chief Financial Officer. The loss of either of these executive officers could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock. The search for replacements for any of our executives could be time consuming and could distract our management team from the day-to-day operations of our business.

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

We currently anticipate that our existing capital resources and cash generated from future operations will be sufficient to meet our liquidity needs for at least the next 12 months. However, we may need to raise additional funds if our estimates of revenues, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. There can be no assurance that any such funds will be available at the time or times needed or available on terms acceptable to us. Furthermore, if our agreement with St. Paul Radiology, P.A. is terminated, (whether through negotiated settlement or through an arbitration or litigation process), we may be required to repay all or a portion of our Term Loan. See “—If our customers terminate their agreements with us or if our customers’ businesses materially decline, our financial condition and operating results could be adversely affected.” If we are required to make such mandatory repayments, our business, financial condition and results of operations could be materially adversely affected.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time,

•	provide that directors may only be removed “for cause”,

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt,

•	eliminate the ability of our stockholders to call special meetings of stockholders,

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders,

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws, and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

ITEM 6.	Exhibits

Exhibit Number	Description

10.39*	2010 Performance-Based Incentive Program approved by the Compensation Committee of the Board of Directors on April 29, 2010

10.40*	Professional Services Agreement dated May 1, 2010 between the Company and Peacefield Radiology, LLC ( a professional medical association wholly-owned by Dr. Tim Myers).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

Date: May 7, 2010	By:	/s/ DAVID M. SANKARAN
David M. Sankaran Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)