Form 10-Q
period 2010-06-30
NightHawk Radiology Holdings Inc
filed 2010-08-06
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2010, 23,738,092 shares of the Registrant’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service revenue	$33,560	$36,760	$65,165	$70,342
Operating costs and expenses:
Professional services	16,327	17,393	32,986	33,261
Sales, general, and administrative	13,538	13,211	26,666	25,224
Depreciation and amortization	1,894	1,833	3,779	3,749
Goodwill and intangible asset impairment	—	—	—	61,785

Total operating costs and expenses	31,759	32,437	63,431	124,019

Operating income (loss)	1,801	4,323	1,734	(53,677)
Other income (expense):
Interest expense	(3,744)	(1,630)	(6,828)	(3,628)
Interest income	20	50	72	105
Other, net	21	(16)	31	(8)

Total other income (expense)	(3,703)	(1,596)	(6,725)	(3,531)

Income (loss) from continuing operations before income taxes	(1,902)	2,727	(4,991)	(57,208)
Income tax expense (benefit)	664	1,065	25	(10,186)

Net income (loss) from continuing operations	(2,566)	1,662	(5,016)	(47,022)
Net income (loss) from discontinued operations (Note 12)	(1,619)	432	(18,364)	(3,497)

Net income (loss)	$(4,185)	$2,094	$(23,380)	$(50,519)

Basic earnings (loss) per common share:
Basic net income (loss) per share from continuing operations	$(0.11)	$0.06	$(0.21)	$(1.77)
Basic net income (loss) per share from discontinued operations	(0.07)	0.02	(0.78)	(0.13)

Basic net income (loss) per common share	$(0.18)	$0.08	$(0.99)	$(1.90)

Diluted earnings (loss) per common share:
Diluted net income (loss) per share from continuing operations	$(0.11)	$0.06	$(0.21)	$(1.77)
Diluted net income (loss) per share from discontinued operations	(0.07)	0.02	(0.78)	(0.13)

Diluted net income (loss) per common share	$(0.18)	$0.08	$(0.99)	$(1.90)

Weighted averages of common shares outstanding:
Basic	23,671,256	26,490,880	23,624,158	26,569,576
Diluted	23,671,256	26,958,693	23,624,158	26,569,576

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$24,311	$26,293
Marketable securities	—	6,000
Trade accounts receivable, net	17,393	17,468
Notes receivable, current	4,609	—
Deferred income taxes	2,426	1,022
Income tax receivable	11,626	2,215
Prepaid expenses and other current assets	3,357	1,922
Current assets of discontinued operations	1,492	4,344

Total current assets	65,214	59,264
Property and equipment, net	10,368	11,025
Intangible assets, net	20,287	22,190
Deferred income taxes	13,962	14,408
Notes receivable, non-current	8,173	—
Other assets, net	2,069	4,646
Long-term assets of discontinued operations	—	54,141

Total	$120,073	$165,674

LIABILITIES
Current liabilities:
Accounts payable	$6,166	$6,130
Accrued expenses and other liabilities	3,506	3,160
Accrued payroll and related benefits	3,535	3,460
Long-term debt, due within one year	10,518	802
Current liabilities of discontinued operations	266	622

Total current liabilities	23,991	14,174
Insurance reserve	3,127	4,018
Long-term debt	41,287	77,404
Other liabilities	4,635	1,348

Total liabilities	73,040	96,944

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock—150,000,000 shares authorized; $.001 par value; 23,717,467 and 23,558,890 shares issued and outstanding, respectively	24	24
Additional paid-in capital	222,247	221,106
Retained earnings (deficit)	(175,039)	(151,660)
Accumulated other comprehensive income (deficit)	(199)	(740)

Total stockholders’ equity	47,033	68,730

Total	$120,073	$165,674

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(23,380)	$(50,519)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,920	5,513
Goodwill and intangible asset impairment	27,326	68,718
Amortization of debt issuance costs and effect of interest rate swaps	6,272	2,114
Deferred income taxes	(110)	(14,195)
Non-cash stock compensation expense	1,207	2,594
Other, net	61	636
Changes in operating assets and liabilities:
Trade accounts receivable, net	(154)	844
Trade accounts receivable due from SPRPA	2,500	—
Prepaid expenses and other assets	(1,170)	(1,899)
Income tax receivable	(9,410)	947
Accounts payable	238	389
Accrued expenses and other liabilities	95	(959)
Accrued payroll and related benefits	356	294

Net cash provided by operating activities	10,751	14,477

Cash flows from investing activities:
Purchase of marketable securities	—	(4,990)
Proceeds from maturities of marketable securities	6,000	—
Purchase of property and equipment	(1,769)	(2,156)
Termination fee received related to SPRPA settlement	7,500	—
Proceeds from sale of business	2,000	—

Net cash provided by (used in) investing activities	13,731	(7,146)

Cash flows from financing activities:
Repayment of debt	(26,401)	(478)
Proceeds from exercise of stock options	55	50
Withholding taxes paid related to restricted stock net settlement	(121)	—
Excess tax benefit from exercise of stock options	3	8
Purchase and retirement of common stock	—	(6,452)
Debt amendment costs	—	(434)
Cash exchange for stock options	—	(53)

Net cash used in financing activities	(26,464)	(7,359)

Net increase (decrease) in cash and cash equivalents	(1,982)	(28)
Cash and cash equivalents—beginning of period	26,293	47,160

Cash and cash equivalents—end of period	$24,311	$47,132

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,121	$2,336
Cash paid (refunded) for income taxes	(731)	1,654
Non-cash investing and financing activities:
Purchases of equipment included in accounts payable	61	501
Termination fee related to SPRPA settlement included in notes receivable	12,782	—

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(4,185)	$2,094	$(23,380)	$(50,519)
Other comprehensive income (loss):
Change in fair value of interest rate swaps	—	2,781	—	3,276
Reclassification adjustments for net losses on interest rate swaps included in net income (loss)	612	884	894	1,768
Foreign currency translation adjustments	4	(30)	(13)	(75)
Less: deferred income taxes	(111)	(1,395)	(340)	(1,898)

Net other comprehensive income (loss)	505	2,240	541	3,071

Comprehensive income (loss)	$(3,680)	$4,334	$(22,839)	$(47,448)

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the Company’s results for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of the Company’s 2009 Annual Report on Form 10-K filed with the SEC on February 25, 2010. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.

On June 30, 2010, the Company settled a dispute with St. Paul Radiology, P.A. (“SPRPA”). In connection with the settlement, the Company sold to a third party its ownership interest in Midwest Physicians Services, LLC (“MPS”) and Emergency Radiology Services, LLC (“ERS”). Consequently, for all of the periods presented, income (loss) from these operations has been presented as net income (loss) from discontinued operations in the consolidated statements of operations. The assets and liabilities associated with MPS and ERS have been reclassified to assets of discontinued operations and liabilities of discontinued operations as of June 30, 2010 and December 31, 2009 on our accompanying consolidated balance sheet. Unless noted otherwise, discussions in these notes pertain to our continuing operations only. For more information on the closing of the transaction, see also “Note 12—“Discontinued Operations.”

The Company’s unaudited condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosure normally included in the Company’s annual consolidated financial statements have been condensed or omitted.

Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of these estimates require difficult, subjective or complex judgments about matters that are inherently uncertain. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, fair value of acquired intangible assets, useful lives of intangible assets and property and equipment, income taxes, the loss contingency for general and medical liability claims, reserves for incurred but not reported (“IBNR”) medical liability claims, for determining stock-based compensation, and the fair value of interest rate swap contracts.

Trade Accounts Receivable—Trade accounts receivable represent receivables for services and are recorded at the invoiced amount and are non-interest bearing. Company management reviews past due accounts receivable to identify specific customers with known disputes or collectability issues. As of June 30, 2010 and December 31, 2009, the Company had reserved $0.7 million and $0.9 million, respectively, for doubtful accounts based on its estimate of the collectability of outstanding receivables as of those dates. When the Company determines that a receivable is not recoverable, the amount is removed from the financial records along with the corresponding reserve balance. During the three and six months ended June 30, 2010, the Company removed $0.1 million and $0.5 million, respectively, of specifically identified uncollectible accounts receivable and the corresponding reserves from its financial records.

Notes Receivable—Notes receivable represents a $14.0 million promissory note issued by SPRPA to the Company as partial consideration for the settlement. The note does not bear interest and pursuant to the terms of the note, SPRPA is obligated to make 48 equal installment payments of $250,000 starting in August 2010 and continuing to July 2014, and an additional payment of $2.0 million on or before March 31, 2011. Pursuant to the Interest Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (ASC Topic 835), the Company recorded the note on its balance sheet at the present value of future cash flows using an imputed interest rate. The resulting difference between the par value of the note and the present value was a discount of $1.2 million, which will be amortized to interest income using the effective interest method as payments on the note are received.

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

The cost of computer software developed for internal use is capitalized and accounted for in accordance with the Intangibles-Goodwill and Other Topic of FASB Accounting Standards Codification (ASC Topic 350), Subtopic 40 Internal-Use Software. Capitalized costs are amortized based on their expected useful lives.

Depreciation expense for the three months ended June 30, 2010 and 2009 was $0.9 million and $0.8 million, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively.

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

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash, cash equivalents and marketable securities with high-credit-quality institutions. As of June 30, 2010 and December 31, 2009, a total of $23.4 million and $26.2 million, respectively, of cash and cash equivalents exceeded federal government insured amounts.

Recently Issued Accounting Standards—In January 2010, the FASB issued Accounting Standards Update (ASU) No.2010-06. This ASU amended the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC Topic 820), to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective January 1, 2010, except for the requirement to provide the separate disclosures relating to Level 3 measurements noted above. That amendment is effective January 1, 2011. The impact of adopting the portion of the ASU related to Level 1 and 2 measurements was not significant. See “Note 10—Fair Value Measurements” for the Company’s recurring and non-recurring fair value disclosures, as required by ASC Topic 820.

2. MARKETABLE SECURITIES

Marketable securities include various available-for-sale securities. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Gross unrealized gains and losses on marketable securities were not significant at June 30, 2010 or December 31, 2009.

Below are the Company’s marketable securities at fair value:

	June 30, 2010	December 31, 2009
	(In thousands)
Due in one year or less:
U.S. Government and federal agency securities	$—	$6,000

Total marketable securities	$—	$6,000

3. INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

The Company amortizes its intangible assets using the straight-line method over their estimated useful lives. As required by the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification (ASC Topic 350), an interim test for impairment must be performed whenever impairment indicators are present. The Company’s intangible assets included those assets acquired as part of the Company’s July 2007 acquisition of MPS and ERS from SPRPA and the related agreements entered into between the Company and SPRPA. As previously disclosed the Company and SPRPA were engaged in a dispute regarding those agreements and reached a settlement on June 30, 2010.

As a result of the dispute and related settlement, the Company determined that an impairment indicator was present related to the intangible assets acquired from SPRPA. The Company concluded that $27.3 million of the $49.6 million carrying value of these intangible assets were impaired. As a result, the Company recorded a non-cash intangible impairment charge of $27.3 million in the three months ended March 31, 2010. On June 30, 2010, the Company entered into a series of agreements with SPRPA, its affiliates and a third party pursuant to which the dispute was settled. As a result of the transactions, the Company and SPRPA terminated their prior agreements and the Company received consideration equal to the then remaining carrying value of the customer contract intangible asset associated with SPRPA.

A summary of intangible assets is as follows:

	Estimated Useful Life	June 30, 2010			December 31, 2009
		Historical Amount	Accumulated Amortization	Net Amount	Historical Amount	Accumulated Amortization	Net Amount
		(In thousands)
Customer lists and relationships	6-10 years	$30,770	$11,185	$19,585	$30,770	$9,579	$21,191
Tradename and trademarks	5 years	2,540	1,838	702	2,690	1,709	981
Noncompete agreements	5 years	—	—	—	500	482	18

		$33,310	$13,023	$20,287	$33,960	$11,770	$22,190

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Amortization expense from continuing operations was $0.9 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively, and $1.9 million and $2.1 million for the six months ended June 30, 2010 and 2009, respectively. The following is a schedule of estimated future amortization expense as of June 30, 2010:

Amount
Estimated Amortization Expense (a):	(in thousands)
Six months ending December 31, 2010	$1,841
Year ending December 31, 2011	3,511
Year ending December 31, 2012	2,976
Year ending December 31, 2013	2,889
Year ending December 31, 2014	2,880
Thereafter	6,190

Total	$20,287

(a)	Actual amortization amounts in future years may differ from amounts shown in this table due to any future acquisitions or changes in existing intangible asset balances.

4. LONG-TERM DEBT

The Company has outstanding a fully syndicated term loan (the “Term Loan”) pursuant to which the Company has $51.8 million in outstanding borrowings as of June 30, 2010. The Term Loan is required to be repaid in quarterly installments equal to approximately $0.1 million (such amount subject to adjustment from time to time as a result of voluntary principal payments made by the Company) with the remaining balance due in a single payment on the maturity date of July 10, 2014.

Interest under the Term Loan is based, at the option of the Company, on either: (i) a floating per annum rate based on prime rate plus 1.50% or (ii) a floating per annum rate (based upon one, two, three or six-month interest periods), which the Company has chosen, based on three-month LIBOR plus 2.50% (3.04% at June 30, 2010). The Company entered into five interest rate swap contracts during 2008 which, while in place, will maintain a fixed effective interest rate on the Term Loan of approximately 4.95%.

The credit agreement governing the Term Loan contains customary covenants and restrictions and is guaranteed by certain of the Company’s wholly owned operating subsidiaries, including NightHawk Radiology Services, LLC, the Company’s primary operating entity, and is collateralized by substantially all of the Company’s assets.

The Term Loan is subject to mandatory repayment under certain circumstances, including in connection with the Company’s receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events. In addition, the credit agreement requires a principal payment in the amount equal to 50% of the Company’s Excess Cash Flow as defined in the Company’s loan agreement if the Total Leverage Ratio as defined in the credit agreement is at or above 2.50 at year end. In connection with the settlement with SPRPA, the Company was required to obtain the consent of the lenders of the Term Loan and agreed to pay $26.0 million of the Term Loan on the day of the settlement and make an additional payment of $10.0 million on or prior to June 30, 2011. Pursuant to such consent, should the Company be required to make an Excess Cash Flow payment with respect to fiscal years 2010 and 2011, such Excess Cash Flow Payment will be reduced by an amount equal to such repayments.

The credit agreement contains customary affirmative, negative and financial covenants, including, among other requirements, negative covenants that restrict the Company’s ability to create liens, enter into mergers and acquisitions, pay dividends, repurchase stock, incur indebtedness, make investments and capital expenditures, and financial covenants that limit the maximum leverage the Company can maintain at any one time. The maximum Total Leverage Ratio allowed under the terms of the loan is below 4.00 as measured on a trailing four quarter basis. The Total Leverage Ratio excludes non-cash charges such as goodwill and intangible impairment charges and stock compensation. In addition, pursuant to the terms of the Company’s credit agreement, the Company is required to calculate its Total Leverage Ratio on a pro forma basis, meaning that the Company must calculate its Total Leverage Ratio assuming the SPRPA settlement transaction took place at the beginning of the trailing four quarter measurement period. As of June 30, 2010, the Company’s Total Leverage Ratio was 3.08. As of June 30, 2010, the Company was in compliance with all covenants contained in the credit agreement.

The Term Loan may be voluntarily repaid without premium or penalty. The Company made required principal payments of $0.4 million on the Term Loan during the six months ended June 30, 2010 and as described above, the Company made a principal payment of $26 million immediately following the closing of transaction on June 30, 2010 and will make an additional principal payment of $10 million on or before June 30, 2011 in connection with the settlement between the Company and SPRPA. For more information on the effects of such settlement, see also “Note 3—Intangible Assets Subject to Amortization.”

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of June 30, 2010, the fair value of long-term debt, including the current portion, is estimated to be approximately $46.6 million.

5. COMMITMENTS AND CONTINGENCIES

Litigation—The Company is involved in litigation in the normal course of business. After consultation with legal counsel, Company management estimates that at June 30, 2010 these matters were expected to be resolved without material adverse effect on the Company’s financial position, results of operations, or cash flows.

On December 17, 2009, a putative shareholder class action lawsuit was filed against the Company and certain of the Company’s former officers in the U.S. District Court for the District of Idaho. The case is captioned City of Marysville General Employees Retirement System v. NightHawk Radiology Holdings, Inc., et al., Case No. CIV 09-659-N-CWD. On July 13, 2010, plaintiffs filed an amended complaint under the new caption In re Nighthawk Radiology Holdings, Inc. Securities Litigation, Master File No. 09-cv-00659 (EJL/CWD). The complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired the Company’s stock during the period May 2, 2007 to May 7, 2008, and asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs contend that the Company and the individual defendants violated the federal securities laws by issuing false and misleading statements concerning the Company’s operations, business, and prospects during the purported class period, and thereby artificially increased the price of the Company’s stock. Plaintiffs seek unspecified compensatory damages, interest, and attorneys’ fees and costs. On April 29, 2010, the court issued an order appointing Plymouth County Contributory Retirement System (“Plymouth”) as lead plaintiff, and approving Plymouth’s selection of the law firms Scott + Scott LLP and Holland & Hart LLP as co-lead counsel. Pursuant to a stipulated case management order, defendants have until September 13, 2010 to move to dismiss the complaint. Management intends to vigorously defend against these claims.

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

The Company records reserves for both asserted legal claims (medical liability and otherwise) as well as IBNR amounts for incurred but not reported medical liability claims. Asserted claims are reserved based upon the Company’s best estimate of future probable loss in accordance with the Contingencies Topic of the FASB Accounting Standards Codification (ASC Topic 450). The IBNR reserve is intended to cover potential medical claims that might arise related to past medical services performed by the Company’s affiliated radiologists which have not yet been asserted. IBNR amounts are estimated using historical claims information and actuarial-based industry indices. During the six months ended June 30, 2010 and 2009, the Company recorded a credit adjustment of $0.9 million and an expense $0.4 million, respectively, for estimated IBNR amounts. IBNR amounts, recorded as insurance reserve on the balance sheet at June 30, 2010 and December 31, 2009 totaled $3.1 million and $4.0 million, respectively.

6. STOCK COMPENSATION PLANS

Stock-Based Award Plans—The Company has two stock-based award plans, the 2004 Stock Plan (the “2004 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). In February 2006, all shares available for grant under the 2004 Plan were rolled over and became available for grant under the 2006 Plan. In addition, on the first day of each fiscal year beginning in 2007, the number of shares available for issuance under the 2006 Plan may be increased by an amount equal to the lesser of (i) 3% of the outstanding shares of the Company’s common stock on the first day of the fiscal year and (ii) such other amount as the Company’s Board of Directors may determine. As of June 30, 2010, the Company had an aggregate of 5,529,813 shares of its common stock reserved for issuance under the 2004 Plan and 2006 Plan. Of these shares, 1,050,087 shares were available for future grants and 4,479,726 shares were subject to outstanding stock awards as of June 30, 2010.

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

Non-Employee Grants—The Company records physician stock-based compensation expense in connection with any equity-based grants to the Company’s affiliated radiologists in accordance with the Compensation-Stock Compensation Topic of the FASB Accounting Standards Codification (ASC Topic 718) and the Equity Topic of the FASB Accounting Standards Codification (ASC Topic 505).

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Because the Company’s affiliated radiologists are independent contractors, the Company calculates the fair value of the stock-based compensation expense in each period. The amount of physician stock-based compensation expense the Company records in a given period depends primarily on the number of shares subject to equity-based grants held by the Company’s affiliated radiologists, the number of hours worked, and the value of the Company’s common stock at the end of the period. If the price of the Company’s common stock increases over a given period, this accounting treatment results in compensation expense that exceeds the expense the Company would have recorded if these individuals were employees. Stock-based compensation to the Company’s affiliated radiologists is included in professional services expense.

Stock-Based Awards Summary—A summary of the Company’s stock-based award activity for employees and non-employees under the 2004 and 2006 plans is as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of April 1, 2010	3,052,344	$5.50
Granted	10,000	3.19
Exercised	(17,428)	2.80
Cancelled	(302,462)	6.34

Outstanding as of June 30, 2010	2,742,454	$5.42	7.23	$352

Exercisable as of June 30, 2010	1,765,672	$6.03	6.45	$352

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2010	3,170,333	$5.51
Granted	12,000	3.16
Exercised	(21,512)	2.57
Cancelled	(418,367)	6.23

Outstanding as of June 30, 2010	2,742,454	$5.42	7.23	$352

Exercisable as of June 30, 2010	1,765,672	$6.03	6.45	$352
Vested and expected to vest as of June 30, 2010	2,695,715	$5.44	7.21	$352

The weighted-average grant-date fair values per share for options granted during the three and six months ended June 30, 2010 was $1.61.

Activity related to the Company’s restricted stock unit awards is as follows:

Restricted Stock Unit Awards	Number of Awards	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of April 1, 2010	1,846,615
Granted	166,740
Vested (a)	(143,938)
Cancelled	(132,145)

Outstanding as of June 30, 2010	1,737,272	1.51	$4,500

	Number of Awards	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2010	961,230
Granted	1,112,240
Vested (a)	(171,215)
Cancelled	(164,983)

Outstanding as of June 30, 2010	1,737,272	1.51	$4,500

Vested and expected to vest as of June, 2010	1,618,849	1.45	$4,193

(a)	The number of RSU awards vested includes shares withheld on behalf of employees to satisfy the statutory tax withholding requirements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options and RSUs. Fair market value is the Company’s closing stock price as of June 30, 2010, which was $2.59.

Recognition of Compensation Expense—During the three months ended June 30, 2010 and 2009, the Company recognized stock compensation of $0.7 million and $1.5 million, respectively, and $1.2 million and $2.6 million during the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the total remaining unrecognized compensation cost related to unvested stock-based employee/director arrangements, net of an estimated forfeiture rate of 8.9%, was $3.8 million and is expected to be recognized over a weighted average period of 1.48 years.

The Company measures the compensation cost associated with stock-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Three Months Ended June 30,
	2010	2009
Dividend yield	—	—
Expected volatility	64%	56%
Risk-free interest rates	1.68%	1.72%
Expected term for employees (years)	4.3	3.9
Expected term for non-employee (years)	N/A	10

	Six Months Ended June 30,
	2010	2009
Dividend yield	—	—
Expected volatility	64%	56%
Risk-free interest rates	1.70%	1.77%
Expected term for employees (years)	4.3	4.2
Expected term for non-employee (years)	N/A	10

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

7. EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except share data)
Numerator:
Net income (loss) from continuing operations	$(2,566)	$1,662	$(5,016)	$(47,022)
Net income (loss) from discontinued operations	(1,619)	432	(18,364)	(3,497)

Net income (loss) available to common shareholders	$(4,185)	$2,094	$(23,380)	$(50,519)
Denominator:
Weighted average common shares outstanding—basic	23,671,256	26,490,880	23,624,158	26,569,576
Effect of dilutive stock options, RSUs, and warrants (a)	—	467,813	—	—

Weighted average common shares outstanding—dilutive	23,671,256	26,958,693	23,624,158	26,569,576

Anti-dilutive shares excluded from calculation	3,515,345	2,993,156	3,040,558	3,635,310

(a)	The effects of the shares which would be issued upon exercise of these options, RSUs and warrants have been excluded from the calculation of diluted earnings (loss) per common share for the three months ended June 30, 2010, and the six months ended June 30, 2010 and June 30, 2009 because they are anti-dilutive.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. INCOME TAXES

The effective tax rates on income from continuing operations for the three months ended June 30, 2010 and 2009 were (34.9%) and 39.1%, respectively. The difference in effective rates was primarily attributable to the write-off of unrealized deferred tax assets related to stock compensation in the three months ended June 30, 2010. The effective tax rates on income from continuing operations for the six months ended June 30, 2010 and 2009 were (0.5%) and 17.8%, respectively. The difference in effective rates was primarily attributable to the Company recording a non-cash goodwill impairment charge in the quarter ended March 31, 2009, a portion of which was not deductible for tax purposes.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, and therefore the Company did not record a valuation allowance against its deferred tax assets as of June 30, 2010, except for a valuation allowance of $1.4 million ($0.9 million net of federal tax benefit) on a state net operating loss due to the limited number of remaining years to carry the loss forward in that state. However, changes in the estimate of future taxable income and deterioration in the business and economic climate could significantly affect the determination of the necessity for a valuation allowance against deferred tax assets in future periods.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the condensed consolidated balance sheet at fair value. The Company designates at inception whether the derivative contract is considered hedging or non-hedging in accordance with the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (ASC Topic 815).

In December 2008, the Company settled the two interest rate swap contracts entered into during 2007 resulting in a cash payment by the Company of $5.3 million. The pre-tax net unrealized loss within accumulated other comprehensive income associated with the cancelled interest rate swap contracts of $5.3 million is being amortized to interest expense over the original lives of the contracts. Of this $5.3 million amount, $3.3 million was recognized in 2009 and $1.3 million was recognized during the six months ended June 30, 2010, leaving $0.7 million to be amortized to interest expense over the next three months. The cancelled swap contracts were replaced with five interest rate swap contracts with a combined notional amount of $93.5 million. All contracts expire on June 30, 2014 and, while in effect, maintain an effective interest rate on the Company’s outstanding debt of approximately 4.95%.

The contracts were initiated to maintain compliance with debt requirements and to protect the Company against changes in the interest payments associated with its variable-rate long-term debt, and therefore are considered cash flow hedges. As a result, as long as the swap contract is deemed highly effective, changes in the fair value of the swap contract are recorded as either an asset (a gain position) or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. At June 30, 2010 and December 31, 2009, the fair value of the interest rate swap contracts on the Company’s balance sheets was a liability (a loss position) of $2.8 million and an asset (a gain position) of $1.1 million, respectively.

As a condition to the consent the Company obtained from its lenders in connection with the settlement with SPRPA the Company agreed to pay $26.0 million of its Term Loan on June 30, 2010 and an additional $10.0 million no later than June 30, 2011. As a result of the repayments, the Company determined that the three remaining effective interest rate swap contracts no longer met the criteria for treatment as cash flow hedges under the guidance of ASC Topic 815 and related interpretations. Consequently, the Company prospectively discontinued cash flow hedge accounting for these interest rate swap contracts effective January 1, 2010. Because cash flow hedge accounting will not be applied to any interest rate swap contracts, changes in the fair value of these interest rate swap contracts subsequent to January 1, 2010 have been recorded as a component of interest expense in the Company’s statement of operations and will be on a prospective basis. For the three and six months ended June 30, 2010, the interest expense associated with these ineffective hedges was $2.5 million and $4.0 million, respectively.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In addition, the Company was also required to begin amortizing the related $0.9 million of pre-tax net unrealized gain within accumulated other comprehensive income to as a credit to interest expense over the remaining lives of the interest rate swap contracts, which is June 30, 2014. Of this $0.9 million amount, $0.4 million was recognized as a credit to interest expense during the six months ended June 30, 2010, leaving $0.5 million to be amortized in future periods.

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

The fair values of the Company’s money market funds using Level 1 inputs on a recurring basis as of June 30, 2010 and December 31, 2009 were $12.4 million and $18.9 million, respectively. The carrying value of the Company’s note receivable of $12.8 million as of June 30, 2010 approximates its fair value. The fair value of the Company’s marketable securities using Level 1 inputs on a recurring basis as of December 31, 2009 was $6.0 million. The fair values of the Company’s interest rate swap contracts using Level 2 inputs on a recurring basis as of June 30, 2010 and December 31, 2009 were a loss position of $2.8 million and a gain position of $1.1 million, respectively.

11. RESTRUCTURING CHARGE

During the quarter ended June 30, 2010, the Company recorded a pre-tax charge of $1.1 million in accordance with the Exit or Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (ASC Topic 420). The charge was comprised of (i) $0.6 million pertaining to vacated leased facilities located in San Francisco, California, Austin, Texas and a portion of the Company’s office facility in Coeur d’Alene, Idaho, (ii) $0.3 million in employee severance costs and (iii) fixed asset impairment charges of $0.2 million for certain property, plant and equipment within the vacated leased facilities that no longer have value to the Company.

The accrual related to vacated facilities is calculated net of any estimated sublease income which is estimated based on current market quotes for similar properties and the anticipated timing of any potential subleases. If the Company is unable to sublet the vacated properties on a timely basis or is forced to sublet them at lower rates due to changes in market conditions, the Company will adjust the accruals accordingly. The charge was recognized in sales, general, and administrative expense. During the three and six months ended June 30, 2010, the Company made no cash payments or non-cash adjustments to the accrual. The reserve amount on the Company’s balance sheet for these and other vacated leased facilities as of June 30, 2010 totaled $0.9 million.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

12. DISCONTINUED OPERATIONS

The Company determined that the business services operations of MPS and the teleradiology operations of ERS became discontinued operations during the quarter ended June 30, 3010. The Company therefore recorded the operations of MPS and ERS as discontinued operations in accordance with the Presentation of Financial Statements Topic of the FASB Accounting Standards Codification (ASC Topic 205). As a result, the Company has segregated the assets and liabilities and operating results of MPS and ERS from continuing operations on the Company’s balance sheet and in the consolidated statements of operations for all periods prior to the settlement transaction.

The following table summarizes results of discontinued operations for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Service revenue	$5,269	$5,580	$10,212	$10,797
Expenses:
Professional services	931	912	1,736	1,700
Sales, general and administrative	2,439	2,773	5,072	5,494
Depreciation and amortization	2,217	882	3,141	1,764
Goodwill and intangible asset impairment	—	—	27,326	6,933
Interest expense	1,337	295	1,577	598

Total expenses	6,924	4,862	38,852	16,489

Income (loss) from discontinued operations	(1,655)	718	(28,640)	(5,692)
Income tax expense (benefit)	(36)	286	(10,276)	(2,195)

Net income (loss) from discontinued operations	$(1,619)	$432	$(18,364)	$(3,497)

The following assets and liabilities have been segregated and classified as assets and liabilities of discontinued operations in the consolidated balance sheets as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009
ASSETS
Trade accounts receivable, net	$1,492	$3,891
Prepaid expenses and other current assets	—	453

Total current assets of discontinued operations	1,492	4,344
Property and equipment, net	—	2,482
Intangible assets, net	—	50,360
Deferred income taxes	—	1,299

Total long-term assets of discontinued operations	—	54,141

Total assets of discontinued operations	$1,492	$58,485

LIABILITIES
Accrued expenses and other liabilities	$—	$313
Accrued payroll and related benefits	266	309

Total liabilities of discontinued operations	$266	$622

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Resolution of Dispute with St. Paul Radiology, P.A. and Related Transaction

As previously disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed with the Securities and Exchange Commission on May 7, 2010, we and St. Paul Radiology, P.A. (or SPRPA) have been involved in a dispute regarding certain agreements entered into between us and SPRPA in 2007. On June 30, 2010, such dispute was settled pursuant to the agreements described in further detail below.

•

Purchase Agreement. We entered into an agreement with FutureRad, LLC, a privately-held company, pursuant to which we sold all of the outstanding membership interests of our wholly-owned subsidiaries, Midwest Physicians Services, LLC (or MPS) and Emergency Radiology Services, LLC (or ERS), for $2.0 million in cash.

•

Termination Agreement. In connection with the settlement, we also entered into a termination agreement with SPRPA and its affiliate Midwest Radiology, LLC, MWR , pursuant to which certain agreements between the parties, including administrative support services agreements, a professional services agreement and a data license agreement were terminated. In addition, SPRPA surrendered for cancellation a warrant to purchase 300,000 shares of our common stock that it received in connection with the original transaction in 2007.

Pursuant to the terms of such agreement, SPRPA and MWR agreed to pay an aggregate of $24.0 million, consisting of (i) an upfront cash payment to us of $10.0 million (which amount includes a payment of $2.5 million due to us and our affiliates for services previously rendered pursuant to the support services agreements being terminated) and (ii) 48 equal monthly payments of $250,000 beginning August 16, 2010 and an aggregate of $2.0 million on or prior to March 31, 2011 in one or more installments pursuant to the terms of a promissory note issued by SPRPA to us.

•

Principal Payment of our Term Loan. In connection with the settlement with SPRPA, we were required to obtain the consent of the lenders under our credit agreement and agreed to pay an aggregate of $26.0 million in term loan borrowings on the date of the settlement (which we made using the upfront cash payment from SPRPA and cash on hand) and to make an additional payment of $10.0 million on or prior to June 30, 2011.

•

Acceleration of Unamortized Deferred Loan Fees. As a result of the $26.0 million payment of term loan borrowings under our credit agreement, we determined that an adjustment to the unamortized deferred loan fees associated with the original incurrences of such indebtedness was required. An amount equal to $1.0 million was written off in the three months ended June 30, 2010 and the remaining balance will be amortized using the effective interest method over the life of such indebtedness.

•

Impact on Financial Results from SPRPA settlement agreement. As a result of the settlement with SPRPA, our financial results will be impacted. In the first six months of 2010, we generated an aggregate of $10.2 million, or approximately 14% of our total revenue, from our original agreements with SPRPA. As a result of the settlement, beginning July 1, 2010, we no longer derive revenue from such agreement and related profits that we have historically generated from our relationship with SPRPA. As a result, our Total Leverage Ratio under our credit agreement will likely increase. See “Liquidity and Capital Resources—Financial Condition and Liquidity.” See also “Part II—Item 1A—Risk Factors—We may need additional capital, which may not be available to us.”

Cost Reduction Actions and Related Restructuring Charges

As part of a plan to reduce our operating costs, we have closed offices in San Francisco, California, Austin, Texas and a portion of our office facility in Coeur d’Alene, Idaho. As a result of these closures and a related reduction in force of approximately 35 employees, we incurred restructuring costs of $1.1 million, consisting of $0.6 million in lease disposal charges, $0.2 million in asset write-off charges and $0.3 million in employee severance costs. These charges are included in our results of operations for the three and six months ended June 30, 2010. We estimate that these actions will result in a reduction in our annual operating expenses of approximately $4 million.

Trends in our Business and Results of Operations

Evolving Marketplace.

The market for our services continues to evolve rapidly, as we continue to see significant competition in the market for our services, resulting in continued price declines and increased customer attrition. More recently, we are also experiencing slower growth in volumes at existing customers. We believe this trend results primarily from lower utilization of healthcare services in general resulting in fewer imaging scans and from some of our customers reading later into the night in order to maintain their own volumes. In response, we have focused our efforts on setting and maintaining high quality service levels, demonstrating the value of our services to our customers and their patients, and when appropriate, lowering our prices to retain customers or gain new customers.

Service Revenue.

We generate revenue primarily from off-hours preliminary exams and to a lesser extent from final and subspecialty interpretations. As described above, over the course of the last several quarters, we have continued to experience a maturing and highly competitive marketplace and a slowing in organic growth, resulting in slow or no growth in scan volumes. In addition, we have also seen the average price for our services decline significantly and experienced customer losses. All of these factors have caused our revenues and margins to decline in recent periods. We expect these challenges to continue in the foreseeable future. In response to such trends, our strategy is to sell new services, principally final interpretations, to our existing customers and to new customers by communicating their value and demonstrating the advantages we offer over our competitors. For example, in the last 12 months, our finals business has increased from approximately 13% of our revenue to approximately 16% for the quarter ended June 30, 2010. We anticipate that our finals business will continue to become a larger percentage of our overall business in future periods.

Professional Service Expenses.

Professional service expenses consist primarily of the fees we pay to our affiliated radiologists, any physician stock-based compensation, the premiums for medical liability insurance, and any medical liability claims loss expenses. Since inception, our professional service fees have increased in absolute dollars each year, primarily due to the increased number of reads performed as our volumes have increased and the addition of new affiliated radiologists to perform the increased workload. We expect that our professional service fees will continue to fluctuate in absolute dollars as volumes and modality mix vary. We also expect our professional services expenses to increase as a percentage of revenue due to the shift in our business towards more final reads and due to the price declines we are experiencing. In response to these trends, we are identifying ways to lower our professional services expense. In addition, we are also seeking to contract with affiliated physicians at more competitive rates.

Our medical liability expense continues to fluctuate in absolute dollars each year, primarily due to changes in volumes and claims experience. We expect our medical liability premiums and our reserves for incurred but not reported (IBNR), medical liability claims to continue to fluctuate as our claims experience and volumes change over time.

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

Sales, General and Administrative Expenses.

Our sales, general and administrative expenses consist primarily of salaries and related expenses for our employees, employee stock-based compensation, information technology and telecommunications expenses, costs associated with licensing and privileging our affiliated radiologists, facilities and office-related expenses, sales and marketing expenses and other general and administrative expenses. Our sales, general and administrative expenses have increased in absolute dollars since inception primarily as a result of increased payroll expenses in connection with higher headcount in support of the growth in our business. Recently we have undertaken cost reduction initiatives which included headcount reductions and facilities closures. We are continuing to evaluate opportunities to reduce costs and drive efficiencies throughout our organization by optimizing and automating our workflow processes.

Interest Expense.

Interest on our outstanding debt is at a variable rate. Since 2007, we have hedged the risk associated with fluctuations in interest rates by entering into interest rate swap contracts. In December 2008, we settled our original interest rate swap contracts and entered into five new interest rate swap contracts that have a term roughly equal to the remaining term on our loan. The effective interest rate and actual cash payments for interest under these hedges will be approximately 4.95% for the remaining life of the loan. The interest rate swap contracts expire in June 2014. Until the maturity of our term loan, reported interest expense will differ from our effective rate due to the mark-to-market adjustments on our ineffective interest rate swap contracts, the effect of cancelled and ineffective interest rate swap contracts, and loan fee amortization. Effective January 1, 2010, we have deemed all of our interest rate swap contracts to be ineffective hedges, and therefore all of the mark-to-market adjustments related to our interest rate swap contracts impact interest expense, leading to significant fluctuations in interest expense. Finally, interest expense may be lower in future periods due to recent and future principal repayments.

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

As of June 30, 2010, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. The policies disclosed included contingencies, accounting for long-lived assets, stock-based compensation, income taxes and derivative accounting.

See “Note 1—Summary of Significant Accounting Policies—Recently Issued Accounting Standards” to the condensed consolidated financial statements included in Item 1 of this report for additional information regarding recently adopted and new accounting pronouncements.

Results of Operations

The discussion of our results of continuing operations below relates exclusively to our preliminary, final and sub-specialty interpretations business. It excludes the results related to the business services operations of MPS and the teleradiology operations of ERS prior to the settlement with SPRPA on June 30, 2010. The results of operations for the business services operations of MPS and teleradiology operations of ERS have been segregated from continuing operations and reflected as discontinued operations for all periods presented. See “Note 12—“Discontinued Operations” to the accompanying consolidated statements. Our results of continuing operations were as follows:

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of service revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service revenue	100%	100%	100%	100%
Operating costs and expenses:
Professional services	49	47	51	47
Sales, general and administrative	40	36	41	36
Depreciation and amortization	6	5	6	5
Goodwill and intangible asset impairment	—	—	—	88

Total operating costs and expenses	95	88	98	176

Operating income (loss)	5	12	2	(76)
Other income (expense):
Interest expense	(11)	(4)	(10)	(5)
Interest income	—	—	—	—
Other, net	—	—	—	—

Total other income (expense)	(11)	(4)	(10)	(5)

Income (loss) from continuing operations before income taxes	(6)	8	(8)	(81)
Income tax expense (benefit)	2	3	—	(14)

Net income (loss) from continuing operations	(8)	5	(8)	(67)

Comparison of Three Months Ended June 30, 2010 and June 30, 2009

Service Revenue

	Three Months Ended June 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Service revenue	$33,560	$36,760	$(3,200)	(9)%

The decrease in service revenue for the three months ended June 30, 2010 million compared to prior year period. was primarily driven by declines in our average price. Preliminary read revenue declined $3.5 million while final read revenue increased by $0.5 million.

The preliminary read revenue decrease was primarily driven by an 8% decline in our average price from the same period in 2009. Preliminary read volume declined by 3% from the same period in 2009, the result of same site volume growth of 2% and new customer volumes of 6%, offset by a 10% decrease in volumes from the cumulative impact of customers lost over the past 12 months.

The final read revenue increase was primarily driven by a 37% increase in volume partially offset by a 20% decline in the average price compared to the same period a year ago. Final read volume growth consisted of new customer growth of 63% offset by same site volume decline of 8% and a 19% decrease in volume from the impact of customers lost over the past 12 months. The 20% decline in final read pricing was predominately driven by a mix shift towards lower-priced plain film reads and competitive pressures in the marketplace.

Operating Costs and Expenses

Professional Services

	Three Months Ended June 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Professional services	$16,327	$17,393	$(1,066)	(6)%
Percentage of service revenue	49%	47%

The decrease in professional services expense for three months ended June 30, 2010 compared to the prior year period was primarily attributable to a reduction to reserves for IBNR medical liability claims of $0.9 million resulting from updates to our historical claims data and the reversal of a $0.4 million reserve relating to Australian-based physicians’ workers compensation liabilities no longer deemed probable. The increase in professional services expense as a percentage of revenue resulted from the declines in our average price per scan from the year-ago quarter.

Sales, General and Administrative Expense

	Three Months Ended June 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Sales, general and administrative expense	$13,538	$13,211	$327	2%
Percentage of service revenue	40%	36%

The increase in sales, general and administrative expense for the three months ended June 30, 2010 was primarily attributable to the $1.1 million restructuring charge described above. In addition, we saw higher legal costs related to the legal matters described in “Part II—Item 1—Legal Proceedings.” These increases were partially offset by lower stock compensation and licensing and privileging costs.

Interest Expense

	Three Months Ended June 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Interest expense	$3,744	$1,630	$2,114	130%
Percentage of service revenue	11%	4%

The increase in interest expense for the three months ended June 30, 2010 compared to the prior year period was primarily attributable to the discontinuation of hedge accounting for all five of our interest rate swap contracts effective January 1, 2010 as compared to one ineffective hedge as of June 30, 2009. As a result, the year-to-date non-cash change in the fair value of the ineffective hedges of $2.5 million was recorded to interest expense compared to $0.2 million as of June 30, 2009.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Income tax expense	$664	$1,065	$(401)	(38)%
Effective tax rate	(34.9%)	39.1%

The decrease in income tax expense for the three months ended June 30, 2010 compared to the prior year period was primarily due to changes in pre-tax income, partially offset by the write-off of deferred tax assets related to stock compensation expense of $2.1 million.

The difference in effective tax rates was primarily attributable to the write-off of unrealized deferred tax assets related to stock compensation in the three months ended June 30, 2010.

Income (Loss) from Discontinued Operations, Net of Tax

	Three Months Ended June 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Income (loss) from discontinued operations, net of tax	$(1,619)	$432	$(2,051)	(475)%

The results of the MPS business services operations and the teleradiology operations of ERS disposed of on June 30, 2010 are included in income (loss) from discontinued operations, net of tax, for all periods presented. For the three months end June 30, 2010, the discontinued operations generated a net loss of $1.6 million on $5.3 million in revenue, as compared to net income of $0.4 million for the three months ended June 30, 2009 on $5.6 million in revenue. The decline from the year-ago quarter is primarily due to higher amortization of intangible assets and increased interest expense due to the acceleration of deferred loan fees arising from the repayment of debt upon the settlement with SPRPA.

Comparison of Six Months Ended June 30, 2010 and June 30, 2009

Service Revenue

	Six Months Ended June 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Service revenue	$65,165	$70,342	$(5,177)	(7)%

The decrease in service revenue for the six months ended June 30, 2010 compared to the prior year period was driven primarily by a $6.1 million decline in preliminary read revenue, partially offset by an increase of $1.0 million in final read revenue.

The preliminary read revenue decrease was primarily driven by a 9% decline in our average price from the same period in 2009. Preliminary read volumes declined 1% from the same period in 2009, consisting of same site volume growth of 2% and new customer volume growth of 6%, partially offset by a 10% decrease in volume from the cumulative impact of customers lost over the past 12 months.

The final read revenue increase was primarily driven by a 43% increase in volume partially offset by a 22% decline in the average price compared to the same period a year ago. Final read volume growth consisted of new customer growth of 76% offset by 13% declines in same site volume and a 20% decrease from the impact of customers lost over the past 12 months. The 22% decline in final read pricing was predominately driven by a mix shift towards lower priced plain film reads and competitive pressures in the marketplace.

Operating Costs and Expenses

Professional Services

	Six Months Ended June 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Professional services	$32,986	$33,261	$(275)	(1)%
Percentage of service revenue	51%	47%

The decrease in professional services expense for the six months ended June 30, 2010 compared to the prior year period was primarily attributable to lower medical malpractice liability reserves and a shift in mix towards lower cost plain films. The increase in professional services expense as a percentage of revenue resulted from the decline in our average price per scan.

Sales, General and Administrative Expense

	Six Months Ended June 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Sales, general and administrative expense	$26,666	$25,224	$1,442	6%
Percentage of service revenue	41%	36%

The increase in sales, general and administrative expense for the six months ended June 30, 2010 compared to the prior year period was primarily attributable to the restructuring charge of $1.1 million during the three months ended June 30, 2010 and severance costs of $0.4 million relating to the departure of our former chief operating officer in February 2010. In addition, we saw higher legal costs related to the legal matters described in “Part II—Item 1—Legal Proceedings.” These increases were partially offset by lower stock compensation expense.

Intangible Asset Impairment

Our intangible assets include those acquired as part of our July 2007 acquisition of MPS and ERS from SPRPA and the related agreements entered into between us and SPRPA. As a result of settlement negotiations described in this report for the three months ended March 31, 2010, we determined that an impairment indicator was present related to the professional services and noncompete agreements we entered into with and trademarks acquired from, SPRPA. We concluded that $27.3 million of the $49.6 million carrying value of these intangible assets was impaired. As a result, we recorded a non-cash intangible impairment charge of $27.3 million in the three months ended March 31, 2010.

Goodwill Impairment

We recorded a $68.7 million goodwill impairment charge during the three months ended March 31, 2009 due to our determination that the fair value of goodwill was less than the carrying value. The goodwill impairment charge was non-cash and did not affect our operations, cash flow or cash position.

Interest Expense

	Six Months Ended June 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Interest expense	$6,828	$3,628	$3,200	88%
Percentage of service revenue	10%	5%

The increase in interest expense for the six months ended June 30, 2010 compared to the prior year period was primarily attributable to the discontinuation of hedge accounting for all our interest rate swap contracts effective January 1, 2010. As a result, the year-to-date change in the fair value of the ineffective hedges of $4.0 million was recorded to interest expense.

Income Tax Expense (Benefit)

	Six Months Ended June 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Income tax expense (benefit)	$25	$(10,186)	$10,211	(100)%
Effective tax rate	(0.5%)	17.8%

The change in our income tax expense was due primarily to the tax benefit resulting from the goodwill impairment charge recorded during the three months ended March 31, 2009. We recorded a non-cash goodwill impairment charge in the three months ended March 31, 2009, a portion of which is not deductible for tax purposes, resulting in an effective tax rate different than the statutory rate.

The difference in effective tax rates was primarily attributable to the Company recording a non-cash goodwill impairment charge in the quarter ended March 31, 2009, a portion of which was not deductible for tax purposes.

Income (Loss) from Discontinued Operations, Net of Tax

	Six Months Ended June 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Income (loss) from discontinued operations, net of tax	$(18,364)	$(3,497)	$(14,867)	(425)%

For the six months end June 30, 2010, the discontinued operations generated a net loss of $18.4 million on $10.2 million in revenue, as compared to a net loss of $3.5 million for the three months ended June 30, 2009 on $10.8 million in revenue. The net loss for the six months ended June 30, 2010 included $27.3 million in intangible asset impairment compared to $6.9 million in goodwill impairment for the six months ended June 30, 2010.

Non-GAAP Financial Performance Measures

We present non-GAAP financial measures because we believe that they are a useful indicator of our performance and ongoing operations, provide consistency and comparability with our past financial performance and facilitate investor comparisons of our operating performance with our peer companies. However, it is important to note that the presentation of adjusted net income and adjusted earnings per diluted share are not measures of financial performance under GAAP and should not be considered a substitute for or superior to GAAP. The non-GAAP financial measures we report are as follows:

Adjusted revenue including discontinued operations – We define adjusted revenue including discounted operations as the sum of revenue from continuing operations and revenue from discontinued operations. The following table reconciles revenue, the most directly comparable GAAP financial performance measure, to adjusted revenue including discontinued operations, a non-GAAP financial performance measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue from continuing operations	$33,560	$36,760	$65,165	$70,342
Add back impact of:
Revenue from discontinued operations	5,269	5,580	10,212	10,797

Adjusted revenue including discontinued operations	$38,829	$42,340	$75,377	$81,139

Adjusted net income – We define adjusted net income as net income excluding the tax effected impact of (i) the non-cash expense related to our stock-based compensation, (ii) the non-cash expense associated with the amortization of intangibles associated with acquisitions, (iii) the non-cash expenses (or credits) for adjustments to our IBNR reserve (incurred but not reported medical liability reserves), (iv) non-cash interest expense, (v) restructuring costs, (vi) the non-cash charges for goodwill or intangible asset impairments, (vii) non-cash adjustments for deferred tax balances and (viii) other one-time, non-cash expenses accounted for from time to time. These other expenses may occur in future periods, but the amounts recognized can vary from period to period and do not directly relate to our ongoing operations.

Adjusted net income from continuing operations – We define adjusted net income from continuing operations as net income from continuing operations excluding the tax effected impact of (i) the non-cash expense related to our stock-based compensation, (ii) the non-cash expense associated with the amortization of intangibles associated with acquisitions, (iii) the non-cash expenses (or credits) for adjustments to our IBNR reserve (incurred but not reported medical liability reserves), (iv) non-cash interest expense, (v) restructuring costs, (vi) the non-cash charges for goodwill or intangible asset impairments, (vii) non-cash adjustments for deferred tax balances and (viii) other one-time, non-cash expenses accounted for from time to time. These other expenses may occur in future periods, but the amounts recognized can vary from period to period and do not directly relate to our ongoing operations.

Adjusted net income from discontinued operations – We define adjusted net income discontinued operations as net income (loss) from discontinued operations excluding the tax effected impact of (i) the non-cash expense associated with the amortization of intangibles associated with acquisitions, (ii) non-cash interest expense, (iii) the non-cash charges for goodwill or intangible asset impairments, and (iv) non-cash adjustments for deferred tax balances.

Adjusted diluted earnings per share – We define adjusted diluted earnings per share in the same manner as each of the non-GAAP measures described above.

Adjusted net income

The following table reconciles net income, the most directly comparable GAAP financial performance measure, to adjusted net income, a non-GAAP financial performance measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(4,185)	$2,094	$(23,380)	$(50,519)
Tax effected impact of:
Non-cash stock based compensation	2,522	946	3,390	1,589
Amortization of intangible assets	1,774	1,059	2,824	2,212
IBNR medical malpractice loss reserves	(533)	—	(533)	242
Non-cash interest expense	2,295	337	3,581	883
Goodwill and intangible asset impairment	—	—	16,927	54,029
Restructuring costs	632	—	902	—
Non-cash adjustment to deferred tax balances	(50)	—	(50)	—

Adjusted net income (loss)	$2,455	$4,436	$3,661	$8,436

The following table reconciles earnings (loss) per diluted share, the most directly comparable GAAP financial performance measure, to adjusted net income per diluted share and adjusted net income per diluted share, both non-GAAP financial performance measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(0.18)	$0.08	$(0.99)	$(1.90)
Tax effected impact of:
Non-cash stock based compensation	0.11	0.03	0.14	0.06
Amortization of intangible assets	0.07	0.04	0.12	0.08
IBNR medical malpractice loss reserves	(0.02)	—	(0.02)	0.01
Non-cash interest expense	0.09	0.01	0.15	0.03
Goodwill and intangible asset impairment	—	—	0.71	2.03
Restructuring costs	0.03	—	0.04	—
Non-cash adjustment to deferred tax balances	—	—	—	—

Adjusted net income (loss)	$0.10	$0.16	$0.15	$0.31

Adjusted net income from continuing operations

The following table reconciles net income (loss) from continuing operations, the most directly comparable GAAP financial performance measure, to adjusted net income from continuing operations, a non-GAAP financial performance measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) from continuing operations	$(2,566)	$1,662	$(5,016)	$(47,022)
Tax effected impact of:
Non-cash stock based compensation	2,181	946	3,049	1,589
Amortization of intangible assets	565	611	1,159	1,310
IBNR medical malpractice loss reserves	(533)	—	(533)	242
Non-cash interest expense	1,660	337	2,946	883
Goodwill and intangible asset impairment	—	—	—	49,755
Restructuring costs	632	—	902	—
Non-cash adjustment to deferred tax balances	(336)	—	(336)	—

Adjusted net income from continuing operations	$1,603	$3,556	$2,171	$6,757

During the three months ended June 30, 2010, our adjusted net income from continuing operations decreased $2.0 million compared to the year ago period. During the six months ended June 30, 2010, our adjusted net income from continuing operations decreased $4.6 million year over year. The decline in both periods was primarily due to the effects of lower average prices.

The following table reconciles earnings (loss) per diluted share from continuing operations, the most directly comparable GAAP financial performance measure, to adjusted earnings per diluted share from continuing operations per diluted share, a non-GAAP financial performance measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) from continuing operations	$(0.11)	$0.06	$(0.21)	$(1.77)
Tax effected impact of:
Non-cash stock based compensation	0.09	0.04	0.12	0.06
Amortization of intangible assets	0.02	0.02	0.05	0.05
IBNR medical malpractice loss reserves	(0.02)	—	(0.02)	0.01
Non-cash interest expense	0.07	0.01	0.12	0.03
Goodwill and intangible asset impairment	—	—	—	1.87
Restructuring costs	0.03	—	0.04	—
Non-cash adjustment to deferred tax balances	(0.01)	—	(0.01)	—

Adjusted net income from continuing operations	$0.07	$0.13	$0.09	$0.25

Adjusted net income from discontinued operations

The following table reconciles net income (loss) from discontinued operations, the most directly comparable GAAP financial performance measure, to adjusted net income from discontinued operations, both non-GAAP financial performance measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) from discontinued operations	$(1,619)	$432	$(18,364)	$(3,497)
Tax effected impact of:
Non-cash stock based compensation	341	—	341	—
Amortization of intangible assets	1,209	448	1,665	902
Non-cash interest expense	635	—	635	—
Goodwill and intangible asset impairment	—	—	16,927	4,274
Non-cash adjustment to deferred tax balances	286	—	286	—

Adjusted net income from discontinued operations	$852	$880	$1,490	$1,679

The following table reconciles earnings (loss) per diluted share from discontinued operations, the most directly comparable GAAP financial performance measure, to adjusted earnings per diluted share from discontinued operations a non-GAAP financial performance measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) from discontinued operations	$(0.07)	$0.02	$(0.78)	$(0.13)
Tax effected impact of:
Non-cash stock based compensation	0.01	—	0.01	—
Amortization of intangible assets	0.05	0.01	0.07	0.03
Non-cash interest expense	0.03	—	0.03	—
Goodwill and intangible asset impairment	—	—	0.72	0.16
Non-cash adjustment to deferred tax balances	0.01	—	0.01	—

Adjusted net income from discontinued operations	$0.03	$0.03	$0.06	$0.06

Liquidity and Capital Resources

Capital Resources

Our capital resources include cash, cash equivalents and marketable securities. The tables below highlight significant aspects of our capital resources.

	June 30, 2010	December 31, 2009
	(In millions)
Capital resources
Cash and cash equivalents	$24.3	$26.3
Marketable securities	—	6.0

Total	$24.3	$32.3

Cash Flow Activities

The table and discussion below highlight significant aspects of our cash flow activities.

	Six Months Ended June 30,
	(In millions)
	2010	2009
Cash flow activities
Net cash provided by (used in):
Operating activities	$10.8	$14.5
Investing activities	13.7	(7.1)
Financing activities	(26.5)	(7.4)

Increase (decrease) in cash and cash equivalents	$(2.0)	$—

Operating Activities

We fund our operations primarily from cash flows generated by our operating activities and the incurrence of debt. Net cash provided by operating activities for the six months ended June 30, 2010 and 2009 was $10.8 million and $14.5 million, respectively, a decrease of $3.7 million. The decrease in cash from operating activities primarily resulted from pricing declines of 10%.

Investing Activities

Net cash flows provided by investing activities were $13.7 million for the six months ended June 30, 2010, compared with $7.1 million used in investing activities for the six months ended June 30, 2009. The increase in net cash from investing activities compared to the same period a year ago primarily resulted from $9.5 million received as part of the SPRPA settlement and $6.0 million in proceeds from maturities of marketable securities in the first six months of 2010, compared to $5.0 million in purchases of marketable securities during the first six months of 2009. During the first six months of 2010, U.S. Treasuries held matured, and we chose not to repurchase those securities but rather placed the funds into a money market account.

Financing Activities

Net cash used in financing activities was $26.5 million for the six months ended June 30, 2010, compared with $7.4 million for the six months ended June 30, 2009. The increase in net cash used in financing activities compared to the same period a year ago primarily reflects the principal payment of $26.0 million on our long-term debt as part of the agreement with our lenders following the closing of the settlement with SPRPA, compared to a $6.5 million purchase of shares of our common stock in the first six months of 2009.

Financial Condition and Liquidity

We expect our short and long-term liquidity needs to consist primarily of working capital, capital expenditures, including information technology and any future acquisitions. We will also have liquidity needs if we elect to repurchase shares of our common stock and if we elect or are required to make principal payments under our credit agreement. We intend to fund future liquidity needs from current capital resources and cash generated from operations. We believe our capital resources will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Our credit agreement contains customary affirmative, negative and financial covenants, including, among other requirements, negative covenants that restrict our ability to create liens, enter into mergers and acquisitions, pay dividends, repurchase stock, incur indebtedness, make investments and make capital expenditures, and financial covenants that limit the maximum leverage we can maintain at any one time. Our term loan is subject to mandatory repayment under certain circumstances, including in connection with our receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events. In addition, our credit agreement requires a principal payment in the amount equal to 50% of our Excess Cash Flow (as defined in our credit agreement) if the Total Leverage Ratio (as defined in our credit agreement) is at or above 2.5 at year end. Furthermore, if our Total Leverage Ratio exceeds 4.0 on any trailing four quarter basis, our obligation to repay all borrowings could be accelerated. As of June 30, 2010, our Total Leverage Ratio was 3.08. In connection with the settlement with SPRPA, we were required to obtain the consent of the lenders of the term loan and agreed to pay $26.0 million on the day of the settlement and make an additional payment of $10.0 million on or prior to June 30, 2011. Pursuant to such consent, should we be required to make an Excess Cash Flow payment with respect to fiscal years 2010 and 2011, such payment will be reduced by an amount equal to these repayments. As of June 30, 2010 we were in compliance with all covenants contained in our credit agreement and expect to remain in compliance with these covenants throughout 2010.

Our financial results will be impacted as a result of the settlement with SPRPA. In the first six months of 2010, we generated an aggregate of $10.2 million, or approximately 14% of our total revenue, from our original agreements with SPRPA. As a result of the settlement, beginning July 1, 2010, we no longer derive revenue from such agreement or related profits that we have historically generated from SPRPA. As a result, our Total Leverage Ratio under our credit agreement could exceed 2.5 for the year, which in turn would trigger a mandatory principal repayment by us equal to 50% of our Excess Cash Flow for such year, or 4.0, which could result in the acceleration of our obligation to repay all of our borrowings under our credit agreement. If we fail to meet either of our Total Leverage Ratio tests in the future and we are required to make a mandatory repayment of a portion of the principal of our term loan, or if our obligations under our term loan are accelerated as a result of our default, our financial condition would be materially adversely impacted.

As described more fully above under “Recent Developments–Resolution of Dispute with SPRPA and Related Transaction,” pursuant to the consent we have received from our lenders, we will make an additional $10.0 million principal payment to the lenders on or before June 30, 2011. We expect to fund such principal payments out of available cash and investments and from payments received as part of the settlement.

Pursuant to the terms of our credit agreement, we are required to calculate our Total Leverage Ratio on a pro forma basis, meaning that we must calculate our Total Leverage Ratio assuming the SPRPA settlement transaction took place at the beginning of the trailing four quarter measurement period. As a result, even with the principal payment described above, we expect our Total Leverage Ratio in future periods to increase.

Finally, we may elect from time to time to make additional principal payments on our debt or cancel or change our interest rate swap agreements in order to enhance our capital structure as we did in prior years. We anticipate funding any such elective or required principal payments and any payments related to canceling or changing our interest rate swap agreements out of our available cash and cash equivalents. However, if our estimates of revenues, working capital and/or capital expenditure requests change or prove inaccurate, we may need to raise additional funds to satisfy any required principal payment. There can be no assurance that any such funds will be available at the time or times needed or available on terms acceptable to us. See “Part II—Item 1A—Risk Factors—We may need additional capital, which may not be available to us.”

Off-Balance Sheet Arrangements

There have been no significant changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations

The following table presents a summary of our contractual obligations as of June 30, 2010:

	Payments Due Within
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Long-term debt obligations (a)	$10.5	$0.8	$40.5	$0.0	$51.8
Interest on long-term borrowings (b)	3.6	6.6	3.8	0.0	14.0
Operating lease commitments	2.4	4.3	1.2	1.0	8.9

Total contractual obligations	$16.5	$11.7	$45.5	$1.0	$74.7

(a)	See Note 4 of the Notes to Consolidated Financial Statements in Item 1.
(b)	Actual interest paid in future years may differ from amounts shown in this table due to any future refinancing or repayment of our debt. Interest on our floating rate debt was calculated for all years using the effective rate as of June 30, 2010 including the impact of our interest rate swap contracts. The amounts given above do not include the unamortized amounts held within Accumulated Other Comprehensive Income which will be amortized to interest expense. See Note 9 of the Notes to Consolidated Financial Statements in Item 1.

Total contractual obligations exclude our liability for uncertain tax positions of $2.3 million as of June 30, 2010 because we were unable to make reasonable estimates as to the period of settlement with the respective taxing authorities.

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

Interest Rate Sensitivity

As of June 30, 2010, we had cash and cash equivalents totaling $24.3 million. The majority of these amounts was invested in interest-bearing money market accounts and is held for working capital purposes. We had no marketable securities outstanding as of June 30, 2010.

As of June 30, 2010, we had $51.8 million in variable rate debt. Because of the five interest rate swap contracts entered into during the fourth quarter of 2008, this outstanding debt is not subject to interest rate fluctuation until such contracts expire on June 30, 2014. While in effect, these interest rate swap contracts will maintain an effective interest rate on our outstanding debt of approximately 4.95%. The contracts were initiated to maintain compliance with debt requirements and to protect us against changes in the interest payments associated with its variable-rate long-term debt, and therefore are considered cash flow hedges. As a result, as long as the swap contracts are deemed highly effective, changes in the fair value of the swap contracts are recorded as either an asset (a gain position) or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of stockholders’ equity.

During 2009 we determined that two of the five interest rate swap contracts were not effective. As a result, changes in the fair value of these ineffective contracts were recorded as a component of interest expense in our statement of operations in 2009 and for the six months ended June 30, 2010.

We determined that the three remaining effective interest rate swap contracts no longer meet the criteria for treatment as cash flow hedges under the guidance of ASC Topic 815 and related interpretations. As a result, we have prospectively discontinued cash flow hedge accounting for these interest rate swap contracts as of January 1, 2010. Changes in the fair value of these interest rate swap contracts subsequent to January 1, 2010 have been recorded as a component of interest expense in our statement of operations in during the six months ended June 30, 2010 and will be on a prospective basis.

For more information on our interest rate hedging activities, see “Note 9—Derivative Financial Instruments,” included in Part I Item 1 of this report.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

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

As we have discussed in previous periodic reports, we were involved in a dispute with SPRPA regarding allegations made by SPRPA that we were in breach of certain of our obligations under our agreements with SPRPA. Effective June 30, 2010, we entered into a series of agreements with SPRPA, its affiliates and a third party pursuant to which we settled the legal dispute between the parties, terminated our relationships with SPRPA and unwound the transactions we entered into with SPRPA in July 2007. In connection with the settlement, we received an up-front payment $12.0 million and expect to receive ongoing periodic payments totaling $14.0 million, resulting in an aggregate amount paid to us of $26.0 million.

In our Annual Report on Form 10-K, we reported that, on December 17, 2009, a putative shareholder class action lawsuit was filed against us and certain of our former officers in the U.S. District Court for the District of Idaho. The case is captioned City of Marysville General Employees Retirement System v. NightHawk Radiology Holdings, Inc., et al., Case No. CIV 09-659-N-CWD. On July 13, 2010, plaintiffs filed an amended complaint under the new caption In re Nighthawk Radiology Holdings, Inc. Securities Litigation, Master File No. 09-cv-00659 (EJL/CWD). The complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period May 2, 2007 to May 7, 2008, and asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs contend that the Company and the individual defendants violated the federal securities laws by issuing false and misleading statements concerning the Company’s operations, business, and prospects during the purported class period, and thereby artificially increased the price of the Company’s stock. Plaintiffs seek unspecified compensatory damages, interest, and attorneys’ fees and costs. On April 29, 2010, the court issued an order appointing Plymouth County Contributory Retirement System (“Plymouth”) as lead plaintiff, and approving Plymouth’s selection of the law firms Scott + Scott LLP and Holland & Hart LLP as co-lead counsel. Pursuant to a stipulated case management order, defendants have until September 13, 2010 to move to dismiss the complaint. Management intends to vigorously defend against these claims.

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

The market for professional radiology services and business process services is competitive and rapidly changing, barriers to entry are relatively low, and with the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. In fact, in recent periods we have experienced an increase in competition from regional providers of services similar to ours. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors, including our largest competitor, Virtual Radiologic Corporation, (or VRC), offer their services at a lower price, which has resulted and may continue to result in pricing pressure and lost customers. If we are unable to maintain our current pricing or effectively revise the way we compensate our affiliated radiologists, our operating results would be negatively impacted. In addition, pricing pressures and increased competition would result in reduced revenue and reduced profits.

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

We structure our relationships with our affiliated radiologists in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that our affiliated radiologists are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If the Internal Revenue Service , or IRS, (or other state, federal or foreign courts) were to determine that our affiliated radiologists are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes, would be liable for unpaid past taxes by our affiliated radiologists and may be subject to penalties, all of which may materially harm our business and operating results. In connection with its audit of our tax filing for the 2006 tax year, the IRS reviewed our characterization of our affiliated radiologists as independent contractors. As a result of that review, we received a letter on August 27, 2009 stating that no changes to the tax as reported would be made and no further examination of this matter will be made by the IRS. However we cannot provide assurances that future audits would be consistent with this conclusion. If, in the future, the IRS were to reach a different conclusion, we believe we could successfully modify our relationships with our affiliated radiologists to address such an outcome. However, if we were unable to successfully implement this new relationship with our affiliated radiologists, our business and results of operations could be adversely affected.

If our customers terminate their agreements with us or if our customers’ businesses materially decline, our financial condition and operating results could be adversely affected.

Our revenue is derived primarily from fee-for-service billings to our radiology group customers. Our agreements with our customers generally provide for one-year terms and automatically renew for successive one-year terms unless terminated by our customers or us upon 30 days prior notice. Our customers may elect not to renew their contracts with us, they may seek to renegotiate the terms of their contracts or they may choose to reduce or eliminate our services. For example, due to a number of competitive factors, we saw an 11% decrease in read volumes that resulted from the cumulative impact of customers that we lost over the last 12 months. In addition, in response to overall market conditions or concerns about pressures on their incomes, our radiology group customers may choose to perform more of their own off-hours coverage for their hospital sites, resulting in lower volumes, or they may choose to terminate their agreements with us. If our customers decrease their utilization of our services, or if they terminate or cancel their relationships with us, whether due to competitive factors or not, our business, financial condition and results of operations could be adversely affected. In addition, if our radiology group customers’ agreements with the hospitals that they serve are terminated, or if our radiology group customers’ businesses begin to decline for other reasons (such as a material increase in the rate of uninsured patients or uncollectible accounts), our business, financial condition and results of operations could be adversely affected.

If SPRPA does not satisfy its payment obligations with respect to the $14 million aggregate principal amount promissory note it issued to us, our results of operations and cash flows would be adversely affected.

In June 2010, we resolved a dispute between us and SPRPA. In connection with such settlement, SPRPA issued to us an unsecured promissory note in the aggregate principal amount of $14 million, which is payable to us over four years. If SPRPA defaults on its payment obligation under the note, our results of operations and cash flows would be adversely affected.

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

We are also dependent upon the financial health of our medical liability insurance provider. Currently our medical malpractice provider is Chartis, Inc., an insurance subsidiary of American International Group (or AIG). We believe Chartis is adequately collateralized, however we cannot guarantee its financial health. Should AIG or Chartis not have the funds available to cover claims made against us or our radiologists, our business, the financial condition and results of operations could be adversely affected.

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

Changes in the healthcare industry directed at controlling healthcare costs and perceived over-utilization of diagnostic radiology procedures could reduce the volume of radiological procedures performed. For example, in an effort to contain increasing imaging costs, as part of the overall healthcare reform efforts, the U.S. government is considering what some managed care organizations and private insurers have already adopted, namely, instituting pre-authorization policies which require physicians to pre-clear orders for diagnostic radiology procedures before those procedures can be performed. If pre-clearance protocols are broadly instituted by Medicare and/or throughout the healthcare industry, the volume of radiological procedures could decrease, resulting in pricing pressure and declining demand for our services. In addition, it is often alleged that many physicians order diagnostic procedures even when the procedures may have limited clinical utility in large part to establish a record for defense in the event of a medical liability claim. Changes in tort law could reduce the number of radiological procedures ordered for this purpose and therefore reduce the total number of radiological procedures performed each year, which could harm our operating results.

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

The information technology industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. While we are not currently a party to any intellectual property litigation, if a third party asserts that our technology violates that third-party’s proprietary rights, or if a court holds that our technology violates such rights, we may be required to re-engineer our technology, obtain licenses from third parties to continue using our technology without substantial re-engineering or remove the infringing functionality or feature. In addition, we may incur substantial costs defending any such claim. We may also become subject to damage awards, which could cause us to incur additional losses and harm our financial position. Monitoring potential infringement of and defending or asserting our intellectual property rights may entail significant expense. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers, particularly David Engert, our President and Chief Executive Officer and David Sankaran, our Chief Financial Officer. The loss of either of these executive officers could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock. The search for replacements for any of our executives could be time consuming and could distract our management team from the day-to-day operations of our business.

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

Furthermore, if our total leverage ratio under our credit agreement exceeds the thresholds provided for in the credit agreement, we may be required to repay all or a portion of our term loan borrowings under our credit agreement. See “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Condition and Liquidity” of this report for more information. Our financial results will be impacted as a result of the settlement with SPRPA. In the first six months of 2010, we generated an aggregate of $10.2 million, or approximately 14%, of our total revenue, from our original agreements with SPRPA. As a result of the settlement, beginning July 1, 2010, we will not derive any revenue from such agreements or related profits that we have historically generated from SPRPA. As a result, our total leverage ratio could exceed thresholds that would trigger obligations to repay some or all of our borrowings under our credit agreement. If we are required to make a mandatory repayment of a portion of the principal of our term loan, or if our obligations under our term loan are accelerated as a result of our default, our financial condition would be materially adversely impacted.

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

Our success depends upon our ability to continue to provide our services to our customers and the willingness of our customers to engage us for these services. The willingness and ability of our customers to engage us for our services depends upon a number of factors, including broader economic conditions, conditions of the radiology marketplace and perceptions of such conditions by our customers. Adverse changes in the broader U.S. economy or in the radiology marketplace may have an adverse impact on the behavior of our customers and the extent to which they are willing to engage us for our services. In addition, we may experience difficulty collecting accounts receivable in a timely manner, or at all, if our customers are adversely affected by prevailing economic conditions. Any of these factors could, in turn, have a material adverse effect on our business, financial condition, results of operations and cash flows.

A change in our customer composition or general economic conditions may impact our collection rates.

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

In addition, 20% of our affiliated radiologists live in Australia and Switzerland, but receive compensation from us in U.S. dollars. Any relative weakness in the U.S. dollar compared to the Australian dollar or Swiss franc may increase the cost of living for our affiliated radiologists and make it less attractive for our affiliated radiologists to sign or renew their service contracts with us.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time,

•	provide that directors may only be removed “for cause”,

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt,

•	eliminate the ability of our stockholders to call special meetings of stockholders,

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders,

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws, and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

ITEM 6.	Exhibits

Exhibit Number	Description

10.39*	2010 Performance-Based Incentive Program approved by the Compensation Committee of the Board of Directors on April 29, 2010

10.40*	Professional Services Agreement dated May 1, 2010 between the Company and Peacefield Radiology, LLC (a professional medical association wholly-owned by Dr. Tim Myers).

10.41	Membership Interest Purchase Agreement dated June 30, 2010 among the Company and FutureRad, LLC.

10.42	Termination Agreement dated June 30, 2010 among the Company, Nighthawk Radiology Services, LLC, Midwest Physicians Services, LLC, St. Paul Radiology, P.A. and Midwest Radiology, LLC.

10.43	Promissory Note dated June 30, 2010 issued to the Company by St. Paul Radiology, P.A.

10.44	Mutual General Release and Waiver dated June 30, 2010 between the Company and Nighthawk Radiology Services, LLC, on the one hand, and St. Paul Radiology, P.A., Cornerstone Radiology, PLC, Midwest Radiology, LLC, SPR Holdings, LLC, SPR Holdings II, LLC, Physicians Services Building, LLC and Physicians Imaging Building, LLC, on the other hand.

10.45	Consent to Amended and Restated Credit Agreement effective as of June 30, 2010 among the Company, the Lenders and Morgan Stanley Senior Funding, Inc., as Administrative Agent.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

Date: August 05, 2010	By:	/s/ DAVID M. SANKARAN
David M. Sankaran Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)