Form 10-Q
period 2010-09-30
NightHawk Radiology Holdings Inc
filed 2010-11-04
CIK 1292470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2010, 23,906,282 shares of the Registrant’s common stock were outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service revenue	$33,322	$37,897	$98,487	$108,239
Operating costs and expenses:
Professional services	18,022	19,393	51,008	52,655
Sales, general and administrative	12,604	12,750	39,270	37,974
Depreciation and amortization	1,885	1,806	5,664	5,554
Goodwill and intangible asset impairment	—	—	—	61,785

Total operating costs and expenses	32,511	33,949	95,942	157,968

Operating income (loss)	811	3,948	2,545	(49,729)
Other income (expense):
Interest expense	(3,279)	(2,212)	(10,107)	(5,842)
Interest income	105	30	177	136
Other, net	(2)	(5)	29	(13)

Total other income (expense)	(3,176)	(2,187)	(9,901)	(5,719)

Income (loss) from continuing operations before income taxes	(2,365)	1,761	(7,356)	(55,448)
Income tax expense (benefit)	(730)	631	(705)	(9,555)

Net income (loss) from continuing operations	(1,635)	1,130	(6,651)	(45,893)
Net income (loss) from discontinued operations (Note 12)	—	589	(18,364)	(2,907)

Net income (loss)	$(1,635)	$1,719	$(25,015)	$(48,800)

Basic earnings (loss) per common share:
Basic net income (loss) per share from continuing operations	$(0.07)	$0.04	$(0.28)	$(1.76)
Basic net income (loss) per share from discontinued operations	—	0.03	(0.78)	(0.11)

Basic net income (loss) per common share	$(0.07)	$0.07	$(1.06)	$(1.87)

Diluted earnings (loss) per common share:
Diluted net income (loss) per share from continuing operations	$(0.07)	$0.04	$(0.28)	$(1.76)
Diluted net income (loss) per share from discontinued operations	—	0.03	(0.78)	(0.11)

Diluted net income (loss) per common share	$(0.07)	$0.07	$(1.06)	$(1.87)

Weighted averages of common shares outstanding:
Basic	23,756,780	25,118,166	23,668,851	26,080,456
Diluted	23,756,780	26,003,632	23,668,851	26,080,456

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$24,874	$26,293
Marketable securities	—	6,000
Trade accounts receivable, net	17,569	17,468
Notes receivable, current	4,462	—
Deferred income taxes	2,367	1,022
Income tax receivable	11,409	2,215
Prepaid expenses and other current assets	2,829	1,922
Current assets of discontinued operations	—	4,344

Total current assets	63,510	59,264
Property and equipment, net	10,067	11,025
Intangible assets, net	19,344	22,190
Deferred income taxes	14,964	14,408
Notes receivable, non-current	7,910	—
Other assets, net	1,984	4,646
Long-term assets of discontinued operations	—	54,141

Total	$117,779	$165,674

LIABILITIES
Current liabilities:
Accounts payable	$5,900	$6,130
Accrued expenses and other liabilities	4,162	3,160
Accrued payroll and related benefits	3,527	3,460
Long-term debt, due within one year	10,518	802
Current liabilities of discontinued operations	—	622

Total current liabilities	24,107	14,174
Insurance reserve	3,127	4,018
Long-term debt	41,157	77,404
Other liabilities	2,329	1,348

Total liabilities	70,720	96,944

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock—150,000,000 shares authorized; $.001 par value; 23,817,601 and 23,558,890 shares issued and outstanding, respectively	24	24
Additional paid-in capital	223,433	221,106
Retained earnings (deficit)	(176,675)	(151,660)
Accumulated other comprehensive income (loss)	277	(740)

Total stockholders’ equity	47,059	68,730

Total	$117,779	$165,674

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(25,015)	$(48,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,805	8,220
Goodwill and intangible asset impairment	27,326	68,718
Amortization of debt issuance costs and effect of interest rate swaps	8,793	3,181
Deferred income taxes	(1,322)	(14,497)
Non-cash stock compensation expense	2,294	3,794
Other, net	370	1,104
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,339	(286)
Trade accounts receivable due from SPRPA	2,500	—
Prepaid expenses and other assets	(534)	(96)
Income tax receivable	(9,193)	872
Accounts payable	21	(422)
Accrued expenses and other liabilities	873	(428)
Accrued payroll and related benefits	19	172

Net cash provided by operating activities	16,276	21,532

Cash flows from investing activities:
Purchase of marketable securities	—	(10,989)
Proceeds from maturities of marketable securities	6,000	5,000
Purchase of property and equipment	(2,478)	(4,414)
Termination fee received related to SPRPA settlement	7,910	—
Proceeds from sale of business	2,000	—

Net cash provided by (used in) investing activities	13,432	(10,403)

Cash flows from financing activities:
Repayment of debt	(26,531)	(12,686)
Settlement of interest rate swap contracts	(4,587)	—
Proceeds from exercise of stock options	98	91
Withholding taxes paid related to restricted stock net settlement	(132)	—
Excess tax benefit from exercise of stock options	25	46
Purchase and retirement of common stock	—	(20,342)
Debt amendment costs	—	(434)
Cash exchange for stock options	—	(53)

Net cash used in financing activities	(31,127)	(33,378)

Net decrease in cash and cash equivalents	(1,419)	(22,249)
Cash and cash equivalents—beginning of period	26,293	47,160

Cash and cash equivalents—end of period	$24,874	$24,911

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,878	$3,506
Cash paid (refunded) for income taxes	(471)	3,023
Non-cash investing and financing activities:
Purchases of equipment included in accounts payable	12	1,031
Termination fee related to SPRPA settlement included in notes receivable	12,372	—

See Notes to Condensed Consolidated Financial Statements.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(1,635)	$1,719	$(25,015)	$(48,800)
Other comprehensive income (loss):
Change in fair value of interest rate swaps	—	(1,537)	—	1,739
Reclassification adjustments for net losses on interest rate swaps included in net income (loss)	640	884	1,534	2,652
Foreign currency translation adjustments	104	(36)	91	(111)
Less: deferred income taxes	(268)	255	(608)	(1,643)

Net other comprehensive income (loss)	476	(434)	1,017	2,637

Comprehensive income (loss)	$(1,159)	$1,285	$(23,998)	$(46,163)

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the Company’s results for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of the Company’s 2009 Annual Report on Form 10-K filed with the SEC on February 25, 2010. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.

On June 30, 2010, the Company settled a dispute with St. Paul Radiology, P.A. (“SPRPA”). In connection with the settlement, the Company sold to a third party its ownership interest in Midwest Physicians Services, LLC (“MPS”) and Emergency Radiology Services, LLC (“ERS”). Consequently, for all of the periods presented, income (loss) from these operations has been presented as net income (loss) from discontinued operations in the consolidated statements of operations. The assets and liabilities associated with MPS and ERS have been reclassified to assets of discontinued operations and liabilities of discontinued operations as of December 31, 2009 on our accompanying consolidated balance sheet. Unless noted otherwise, discussions in these notes pertain to our continuing operations only. For more information on the closing of the transaction, see also “Note 12—“Discontinued Operations.”

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

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, fair value of acquired intangible assets, useful lives of intangible assets and property and equipment, income taxes, the loss contingency for general and medical liability claims, reserves for lease abandonment costs, reserves for incurred but not reported (“IBNR”) medical liability claims and for determining stock-based compensation.

Trade Accounts Receivable—Trade accounts receivable represent receivables for services and are recorded at the invoiced amount and are non-interest bearing. Company management reviews past due accounts receivable to identify specific customers with known disputes or collectability issues. As of September 30, 2010 and December 31, 2009, the Company had reserved $0.5 million and $0.9 million, respectively, for doubtful accounts based on its estimate of the collectability of outstanding receivables as of those dates. When the Company determines that a receivable is not recoverable, the amount is removed from the financial records along with the corresponding reserve balance. During the three and nine months ended September 30, 2010, the Company removed $0.2 million and $0.7 million, respectively, of specifically identified uncollectible accounts receivable and the corresponding reserves from its financial records.

Notes Receivable—Notes receivable represents a $14.0 million promissory note issued by SPRPA to the Company as partial consideration for the settlement. The note does not bear interest and pursuant to the terms of the note, SPRPA is obligated to make 48 equal installment payments of $250,000 starting in August 2010 and continuing to July 2014, and an additional payment of $2.0 million on or before March 31, 2011. Pursuant to the Interest Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (ASC Topic 835), the Company recorded the note on its balance sheet at the present value of future cash flows using an imputed interest rate. The resulting difference between the par value of the note and the present value was a discount of $1.2 million, which is being amortized to interest income using the effective interest method.

Marketable Securities—The Company determines the appropriate classification of investments in marketable debt and equity securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable debt and equity securities have

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

been classified and accounted for as available for sale. The Company may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities. The Company primarily invests in high-credit-quality debt instruments with an active resale market and money market funds to ensure liquidity and the ability to readily convert these investments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, all marketable securities have been classified as current assets in the accompanying balance sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which would be recorded as other expense. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of other income or expense.

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

Depreciation expense for the three months ended September 30, 2010 and 2009 was $0.9 million and $0.8 million, respectively, and $2.8 million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Concentration of Credit Risk—Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains its cash, cash equivalents and marketable securities with high-credit-quality institutions. As of September 30, 2010 and December 31, 2009, a total of $25.0 million and $26.2 million, respectively, of cash and cash equivalents exceeded federal government insured amounts. In addition, as of September 30, 2010, the Company has a note receivable of $12.4 million from St. Paul Radiology, P.A.

Recently Issued Accounting Standards—In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06. This ASU amended the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC Topic 820), to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective January 1, 2010, except for the requirement to provide the separate disclosures relating to Level 3 measurements noted above. That amendment is effective January 1, 2011. The impact of adopting the portion of the ASU related to Level 1 and 2 measurements was not significant. See “Note 10—Fair Value Measurements” for the Company’s recurring and non-recurring fair value disclosures, as required by ASC Topic 820.

In July 2010, the FASB issued ASU No. 2010-20. This ASU amended the Receivables Topic of the FASB Accounting Standards Codification (ASC Topic 310). The update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendment is effective for interim or annual periods ending on or after December 15, 2010. The Company does not believe that the impact of adopting this ASU will be significant.

In August 2010, the FASB issued ASU No. 2010-24. This ASU amended the Health Care Entities Topic of the FASB Accounting Standards Codification (ASC Topic 954). The update provides clarification that a health care entity may not net insurance recoveries against related claim liabilities. The FASB also clarified that the amount of the claim liability must be determined without consideration of insurance recoveries. The amendment is effective for interim or annual periods beginning after December 15, 2010. The Company has not yet determined the impact of adopting this ASU.

2. MARKETABLE SECURITIES

Marketable securities include various available-for-sale securities. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Gross unrealized gains and losses on marketable securities were not significant at September 30, 2010 or December 31, 2009.

Below are the Company’s marketable securities at fair value:

	September 30, 2010	December 31, 2009
	(In thousands)
Due in one year or less:
U.S. Government and federal agency securities	$—	$6,000

Total marketable securities	$—	$6,000

3. INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

The Company amortizes its intangible assets using the straight-line method over their estimated useful lives. As required by the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification (ASC Topic 350), an interim test for impairment must be performed whenever impairment indicators are present. The Company’s intangible assets included, in part, those assets acquired as part of the Company’s July 2007 acquisition of MPS and ERS from SPRPA and the related agreements entered into between the Company and SPRPA. As previously disclosed the Company and SPRPA were engaged in a dispute regarding those agreements and reached a settlement on June 30, 2010 pursuant to which those agreements were terminated.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As a result of the dispute and the Company’s negotiations with SPRPA that were being held in the first quarter of 2010, as of March 31, 2010, the Company determined that an impairment indicator was present related to the intangible assets acquired from SPRPA. As part of its analysis, the Company concluded that $27.3 million of the $49.6 million carrying value of these intangible assets were impaired. As a result, the Company recorded a non-cash intangible impairment charge of $27.3 million in the three months ended March 31, 2010. On June 30, 2010, the Company entered into a series of agreements with SPRPA, its affiliates and a third party pursuant to which the dispute was settled. As a result of the transactions, the Company and SPRPA terminated their prior agreements and the Company received consideration equal to the then remaining carrying value of the customer contract intangible asset associated with SPRPA.

A summary of intangible assets is as follows:

	Estimated Useful Life	September 30, 2010			December 31, 2009
		Historical Amount	Accumulated Amortization	Net Amount	Historical Amount	Accumulated Amortization	Net Amount
		(In thousands)
Customer lists and relationships	6-10 years	$30,770	$11,988	$18,782	$30,770	$9,579	$21,191
Tradename and trademarks	5 years	2,540	1,978	562	2,690	1,709	981
Noncompete agreements	5 years	—	—	—	500	482	18

		$33,310	$13,966	$19,344	$33,960	$11,770	$22,190

Amortization expense from continuing operations was $0.9 million and $1.0 million for the three months ended September 30, 2010 and 2009, respectively, and $2.8 million and $3.1 million for the nine months ended September 30, 2010 and 2009, respectively. The following is a schedule of estimated future amortization expense as of September 30, 2010:

Amount
Estimated Amortization Expense (a):	(in thousands)
Three months ending December 31, 2010	$898
Year ending December 31, 2011	3,511
Year ending December 31, 2012	2,976
Year ending December 31, 2013	2,889
Year ending December 31, 2014	2,880
Thereafter	6,190

Total	$19,344

(a)	Actual amortization amounts in future years may differ from amounts shown in this table due to any future acquisitions or changes in existing intangible asset balances.

4. LONG-TERM DEBT

The Company has outstanding a fully syndicated term loan (the “Term Loan”) pursuant to which the Company has $51.7 million in outstanding borrowings as of September 30, 2010. The Term Loan is required to be repaid in quarterly installments equal to approximately $0.1 million (such amount is subject to adjustment from time to time as a result of voluntary principal payments made by the Company) with the remaining balance due in a single payment on the maturity date of July 10, 2014.

Interest under the Term Loan is based, at the option of the Company, on either: (i) a floating per annum rate based on the higher of the prime rate or the fed funds rate plus 0.50% or (ii) a floating per annum rate (based upon one, two, three or six-month interest periods), which the Company has chosen, based on three-month LIBOR plus 2.50% (2.79% at September 30, 2010). The Company entered into five interest rate swap contracts during 2008 which maintained a fixed effective interest rate on the Term Loan of approximately 4.95%. During the three months ended September 30, 2010, the Company terminated all of these interest rate swap contracts.

The credit agreement governing the Term Loan contains customary covenants and restrictions and is guaranteed by certain of the Company’s wholly owned operating subsidiaries, including NightHawk Radiology Services, LLC, the Company’s primary operating entity, and is collateralized by substantially all of the Company’s assets.

The Term Loan is subject to mandatory repayment under certain circumstances, including in connection with the closing of the Company’s potential merger with Virtual Radiologic Corporation (“vRad”) (see Note 13-Proposed Merger), the Company’s receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events. In addition, the credit agreement requires a principal payment in the amount equal to 50% of the Company’s Excess Cash Flow as defined in the Company’s loan agreement if the Total Leverage Ratio as defined in the credit agreement is at or above 2.50 at year end. In connection with the settlement with SPRPA, the

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Company was required to obtain the consent of the lenders of the Term Loan and agreed to pay $26.0 million of the Term Loan on the day of the settlement and make an additional payment of $10.0 million on or prior to June 30, 2011. Pursuant to such consent, should the Company be required to make an Excess Cash Flow payment with respect to fiscal years 2010 and 2011, such Excess Cash Flow Payment will be reduced by an amount equal to such repayments.

The credit agreement also contains customary affirmative, negative and financial covenants, including, among other requirements, negative covenants that restrict the Company’s ability to create liens, enter into mergers and acquisitions, pay dividends, repurchase stock, incur indebtedness, make investments and capital expenditures, and financial covenants that limit the maximum leverage the Company can maintain at any one time. The maximum Total Leverage Ratio allowed under the terms of the loan is below 4.00 as measured on a trailing four quarter basis. The Total Leverage Ratio excludes non-cash charges such as goodwill and intangible impairment charges and stock compensation. In addition, pursuant to the terms of the Company’s credit agreement, the Company is required to calculate its Total Leverage Ratio on a pro forma basis, meaning that the Company must calculate its Total Leverage Ratio assuming the SPRPA settlement transaction took place at the beginning of the trailing four quarter measurement period. As of September 30, 2010, the Company’s Total Leverage Ratio was 3.54. As of September 30, 2010, the Company was in compliance with all covenants contained in the credit agreement.

The Term Loan may be voluntarily repaid without premium or penalty. The Company made required principal payments of $0.5 million on the Term Loan during the nine months ended September 30, 2010 and as described above, the Company made a principal payment of $26 million immediately following the closing of transaction on June 30, 2010 and will make an additional principal payment of $10 million on or before June 30, 2011 in connection with the settlement between the Company and SPRPA. For more information on the effects of such settlement, see also “Note 3—Intangible Assets Subject to Amortization.”

As of September 30, 2010, the fair value of long-term debt, including the current portion, is estimated to be approximately $46.5 million.

5. COMMITMENTS AND CONTINGENCIES

Litigation—The Company is involved in litigation in the normal course of business. After consultation with legal counsel, Company management estimates that at September 30, 2010 these matters were expected to be resolved without material adverse effect on the Company’s financial position, results of operations, or cash flows.

Securities Class Action and Related Derivative Claim—On December 17, 2009, a putative shareholder class action lawsuit was filed against the Company and certain of its former officers in the U.S. District Court for the District of Idaho. The case is captioned City of Marysville General Employees Retirement System v. NightHawk Radiology Holdings, Inc., et al., Case No. CIV 09-659-N-CWD. On July 13, 2010, plaintiffs filed an amended complaint under the new caption In re Nighthawk Radiology Holdings, Inc. Securities Litigation, Master File No. 09-cv-00659 (EJL/CWD). The complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired the Company’s stock during the period May 2, 2007 to May 7, 2008, and asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs contend that the Company and the individual defendants violated the federal securities laws by issuing false and misleading statements concerning the Company’s operations, business, and prospects during the purported class period, and thereby artificially increased the price of the Company’s stock. Plaintiffs seek unspecified compensatory damages, interest, and attorneys’ fees and costs. On April 29, 2010, the court issued an order appointing Plymouth County Contributory Retirement System (“Plymouth”) as lead plaintiff. On May 13, 2010, competing plaintiff Miramar Firefighters’ Pension Fund (“Miramar”) filed an objection to the court’s appointment of Plymouth as lead plaintiff and requested that the court instead appoint Miramar as lead plaintiff. The court has yet to rule on that motion. Pending the court’s ruling on this objection, all deadlines have been taken off calendar, including defendants’ deadline to respond to the complaint. Management intends to vigorously defend against these claims.

In connection with the securities class action described above, on September 2, 2010, a shareholder derivative lawsuit was also filed in the U.S. District Court for the District of Idaho, purportedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors. The case is related to the securities class action case and is captioned Israni v. Berger, et al., Case No. 10-cv-00450-BLW. On September 8, 2010, a similar shareholder derivative lawsuit was filed in Kootenai County District Court. This lawsuit is captioned Jarrett v. Berger, et al. 10-7752. The Company is named as a nominal defendant in both lawsuits. The derivative complaint is premised on the same basic allegations of fact as the securities class action and alleges, among other things, that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the securities class action. Because these lawsuits are derivative in nature, they do not seek monetary damages from the Company. The Company, however, may be required through the pendency of these lawsuits to advance the legal fees and costs of the defendant officers and directors.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Merger Litigation—In connection with the Company’s announcement of its merger agreement with vRad (see Note 13-Proposed Merger), beginning on September 28, 2010, several putative class action lawsuits were filed purportedly on behalf of the Company’s stockholders in the Superior Court of Maricopa County, Arizona, docketed as Israni v. NightHawk Radiology Holdings, Inc., et al., Case No. CV2010-025059, LaLone v. NightHawk Radiology Holdings, Inc., et al., Case No. CV2010-028112, La Torre v. NightHawk Radiology Holdings, Inc., et al., Case No. CV2010-028176, Watts v. Engert, et al., Case No. CV2010-028127, Newman v. Engert, et al., Case No. CV2010-028262, and Yu v. Engert, et al., Case No. CV2010-028403. On October 8, 2010, a purported class action lawsuit on behalf of the Company’s stockholders was filed in Delaware Chancery Court, docketed as Scully v. NightHawk Radiology Holdings, Inc., et al., Case No. 5890-VCL. The complaints name the Company, each of the members of the Company’s board of directors, and vRad as defendants. The lawsuits allege, among other things, that the Company’s board of directors breached fiduciary duties owed to the Company’s stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process when approving the proposed merger with vRad. The complaints also allege that the Company and vRad aided and abetted the members of our board of directors in the alleged breach of their fiduciary duties. In the Delaware action, the plaintiff also alleges that the Company’s preliminary proxy statement contains certain material omissions, rendering some statements therein misleading. The plaintiffs in these various actions seek relief that includes, among other things, an injunction prohibiting the consummation of the proposed merger, a court order declaring that the board of directors breached their fiduciary duties in entering into the merger agreement, rescission – to the extent the merger terms have already been implemented, and the payment of plaintiffs’ attorneys’ fees and costs. The Company believes the lawsuits to be without merit and intends to defend against them vigorously. There can be no assurance, however, with regard to the outcome of these lawsuits.

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

The Company records reserves for both asserted legal claims (medical liability and otherwise) as well as IBNR amounts for incurred but not reported medical liability claims. Asserted claims are reserved based upon the Company’s best estimate of future probable loss in accordance with the Contingencies Topic of the FASB Accounting Standards Codification (ASC Topic 450). The IBNR reserve is intended to cover potential medical claims that might arise related to past medical services performed by the Company’s affiliated radiologists which have not yet been asserted. IBNR amounts are estimated using historical claims information and actuarial-based industry indices. During the nine months ended September 30, 2010 and 2009, the Company recorded a credit adjustment of $0.9 million and an expense of $0.5 million, respectively, for estimated IBNR amounts. IBNR amounts, recorded as insurance reserve on the balance sheet at September 30, 2010 and December 31, 2009 totaled $3.1 million and $4.0 million, respectively.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. STOCK COMPENSATION PLANS

Stock-Based Award Plans—The Company has two stock-based award plans, the 2004 Stock Plan (the “2004 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). In February 2006, all shares available for grant under the 2004 Plan were rolled over and became available for grant under the 2006 Plan. In addition, on the first day of each fiscal year beginning in 2007, the number of shares available for issuance under the 2006 Plan may be increased by an amount equal to the lesser of (i) 3% of the outstanding shares of the Company’s common stock on the first day of the fiscal year and (ii) such other amount as the Company’s board of directors may determine. As of September 30, 2010, the Company had an aggregate of 5,426,070 shares of its common stock reserved for issuance under the 2004 Plan and 2006 Plan. Of these shares, 1,166,238 shares were available for future grants and 4,259,832 shares were subject to outstanding stock awards as of September 30, 2010.

The Company’s board of directors administers the plans, establishes to whom the awards are granted, and sets the terms and conditions, including the exercise period, of such awards. All stock options granted have an exercise price equal to or greater than the fair value of the Company’s common stock on the date the option is granted. All restricted stock units (“RSUs”) are granted with an exercise price of zero. Both stock options and RSUs granted generally have contractual terms of ten years and vest over two, three, or four years, depending upon the type of grant. Options granted to employees and directors are valued using the Black-Scholes model, and the resulting expense is recognized using the accelerated method over the service period for the entire award.

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

Stock-Based Awards Summary—A summary of the Company’s stock-based award activity for employees and non-employees under the 2004 and 2006 plans is as follows:

Stock Options	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of July 1, 2010	2,742,454	$5.42
Granted	—	—
Exercised	(50,284)	2.17
Cancelled	(58,575)	8.90

Outstanding as of September 30, 2010	2,633,595	$5.40	7.16	$5,754

Exercisable as of September 30, 2010	1,805,187	$5.97	6.59	$3,787

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2010	3,170,333	$5.51
Granted	12,000	3.16
Exercised	(71,796)	2.29
Cancelled	(476,942)	6.56

Outstanding as of September 30, 2010	2,633,595	$5.40	7.16	$5,754

Exercisable as of September 30, 2010	1,805,187	$5.97	6.59	$3,787
Vested and expected to vest as of September 30, 2010	2,597,822	$5.43	7.14	$5,662

The weighted-average grant-date fair value per share for options granted during the nine months ended September 30, 2010 was $1.61. There were no options granted during the three months ended September 30, 2010.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Activity related to the Company’s restricted stock unit awards is as follows:

Restricted Stock Unit Awards	Number of Awards	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of July 1, 2010	1,737,272
Granted	10,000
Vested (a)	(53,459)
Cancelled	(67,576)

Outstanding as of September 30, 2010	1,626,237	1.31	$10,375

	Number of Awards	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 1, 2010	961,230
Granted	1,122,240
Vested (a)	(224,674)
Cancelled	(232,559)

Outstanding as of September 30, 2010	1,626,237	1.31	$10,375

Vested and expected to vest as of September 30, 2010	1,528,924	1.26	$9,755

(a)	The number of RSU awards vested includes shares withheld on behalf of employees to satisfy the statutory tax withholding requirements.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the options and RSUs. Fair market value is the Company’s closing stock price as of September 30, 2010, which was $6.38.

Recognition of Compensation Expense—During the three months ended September 30, 2010 and 2009, the Company recognized stock compensation of $1.1 million and $1.2 million, respectively, and $2.3 million and $3.8 million during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the total remaining unrecognized compensation cost related to unvested stock-based employee/director arrangements, net of an estimated forfeiture rate of 8.9%, was $3.0 million and is expected to be recognized over a weighted average period of 1.35 years.

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

The assumptions used to estimate the fair value of the stock-based arrangements were as follows:

	Three Months Ended September 30,
	2010	2009
Dividend yield	—	—
Expected volatility	—	61%
Risk-free interest rates	—	1.92%
Expected term for employees (years)	—	3.6

	Nine Months Ended September 30,
	2010	2009
Dividend yield	—	—
Expected volatility	64%	57%
Risk-free interest rates	1.70%	1.78%
Expected term for employees (years)	4.3	4.2

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

7. EARNINGS PER SHARE

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except share data)
Numerator:
Net income (loss) from continuing operations	$(1,635)	$1,130	$(6,651)	$(45,893)
Net income (loss) from discontinued operations	—	589	(18,364)	(2,907)

Net income (loss) available to common shareholders	$(1,635)	$1,719	$(25,015)	$(48,800)
Denominator:
Weighted average common shares outstanding—basic	23,756,780	25,118,166	23,668,851	26,080,456
Effect of dilutive stock options, RSUs, and warrants (a)	—	885,466	—	—

Weighted average common shares outstanding—dilutive	23,756,780	26,003,632	23,668,851	26,080,456

Anti-dilutive shares excluded from calculation (a)	2,980,953	1,375,786	2,885,960	3,587,099

(a)	The effects of the shares which would be issued upon exercise of these options, RSUs and warrants have been excluded from the calculation of diluted earnings (loss) per common share for the three months ended September 30, 2010, and the nine months ended September 30, 2010 and September 30, 2009 because they are anti-dilutive.

8. INCOME TAXES

The effective tax rates on income or loss from continuing operations for the three months ended September 30, 2010 and 2009 were 30.9% and 35.8%, respectively. The difference in effective rates was primarily attributable to increased state tax expense which reduced the income tax benefit in the three months ended September 30, 2010. The effective tax rates on income from continuing operations for the nine months ended September 30, 2010 and 2009 were 9.6% and 17.2%, respectively. The differences in effective tax rates were primarily attributable to the Company recording a non-cash goodwill impairment charge in the quarter ended March 31, 2009, a portion of which was not deductible for tax purposes, and the tax impact relating to the forfeiture of unvested stock grants in the nine months ended September 30, 2010.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its recorded deferred tax assets, and therefore the Company did not record a valuation allowance against its deferred tax assets as of September 30, 2010, except for a valuation allowance of $0.9 million (shown net of federal tax benefit) on a state net operating loss due to the limited number of remaining years to carry the loss forward in that state. However, changes in the estimate of future taxable income and deterioration in the business and economic climate could significantly affect the determination of the necessity for a valuation allowance against deferred tax assets in future periods.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the condensed consolidated balance sheet at fair value. The Company designates at inception whether the derivative contract is considered hedging or non-hedging in accordance with the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (ASC Topic 815).

In December 2008, the Company settled the two interest rate swap contracts entered into during 2007 resulting in a cash payment by the Company of $5.3 million. The pre-tax net unrealized loss within accumulated other comprehensive income associated with the cancelled interest rate swap contracts of $5.3 million was amortized to interest expense over the original lives of the contracts. Of this $5.3 million amount, $3.3 million was recognized in 2009 and $2.0 million was recognized during the nine months ended September 30, 2010. The cancelled swap contracts were replaced with five interest rate swap contracts with a combined notional amount of $93.5 million in December 2008.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The interest rate swap contracts were initiated to maintain compliance with debt requirements and to protect the Company against changes in the interest payments associated with its variable-rate long-term debt, and therefore were considered cash flow hedges. As a result, as long as the swap contract was deemed highly effective, changes in the fair value of the swap contract were recorded as either an asset (a gain position) or a liability (a loss position) on the balance sheet, with the offset recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. As a condition to the consent the Company obtained from its lenders in connection with the June 2010 settlement with SPRPA the Company agreed to pay $26.0 million of its Term Loan on June 30, 2010 and an additional $10.0 million no later than June 30, 2011. As a result of the repayments, the Company determined that the three remaining effective interest rate swap contracts no longer met the criteria for treatment as cash flow hedges under the guidance of ASC Topic 815 and related interpretations. Consequently, the Company prospectively discontinued cash flow hedge accounting for these interest rate swap contracts effective January 1, 2010. Because cash flow hedge accounting was not applied to any interest rate swap contracts, changes in the fair value of these interest rate swap contracts from the beginning of 2010 through September 8, 2010 were recorded as a component of interest expense in the Company’s condensed consolidated statement of operations. For the three and nine months ended September 30, 2010, the interest expense associated with these ineffective hedges was $1.8 million and $5.7 million, respectively.

In addition, the Company was also required to begin amortizing the related $0.9 million of pre-tax net unrealized gain within accumulated other comprehensive income as of January 1, 2010 to interest expense. Of this $0.9 million amount, $0.5 million was recognized as a credit to interest expense during the nine months ended September 30, 2010, leaving $0.4 million to be amortized in future periods. On September 8, 2010, the Company settled the five interest rate swap contracts resulting in a cash payment by the Company of $4.6 million. Because of this settlement, there was no related liability or asset on the Company’s balance sheet as of September 30, 2010. As of December 31, 2009, the fair value of the interest rate swap contracts on the Company’s balance sheets was an asset (a gain position) of $1.1 million.

The following tables summarize the effect of the Company’s interest rate swap contracts for the periods indicated:

Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion) Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense Three Months Ended September 30,		Amount of Gain (Loss) Recognized to Interest Expense (Ineffective Portion) Three Months Ended September 30,
2010	2009	2010	2009	2010	2009
$ —	$(1,537)	$(640)	$(884)	$(1,765)	$(231)

Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion) Nine Months Ended September 30,		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Interest Expense Nine Months Ended September 30,		Amount of Gain (Loss) Recognized to Interest Expense (Ineffective Portion) Nine Months Ended September 30,
2010	2009	2010	2009	2010	2009
$ —	$1,739	$(1,534)	$(2,652)	$(5,717)	$5

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

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Prior to the termination of its interest rate swap contracts in September 2010, the Company determined that its interest rate swaps were Level 2 in the fair value hierarchy discussed above. As discussed in “Note 4—Long-Term Debt,” the Company’s interest rate swaps were based on a LIBOR rate. Fair value for the interest rate swaps was based on a model-derived valuation using the LIBOR rate, which is observable at commonly quoted intervals for the full term of the swap.

The fair values of the Company’s money market funds using Level 1 inputs on a recurring basis as of September 30, 2010 and December 31, 2009 were $16.3 million and $18.9 million, respectively. The carrying value of the Company’s note receivable of $12.4 million as of September 30, 2010 approximates its fair value. The fair value of the Company’s marketable securities using Level 1 inputs on a recurring basis as of December 31, 2009 was $6.0 million. The fair value of the Company’s interest rate swap contracts using Level 2 inputs on a recurring basis as of December 31, 2009 was a gain position (an asset) of $1.1 million.

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

11. RESTRUCTURING CHARGE

During the three months ended September 30, 2010, the Company recorded a pre-tax charge of $0.4 million in accordance with the Exit or Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (ASC Topic 420). The charge primarily pertained to a vacated lease for a portion of the Company’s office facility in Coeur d’Alene, Idaho.

During the three months ended June 30, 2010, the Company recorded a pre-tax charge of $1.1 million in accordance with ASC Topic 420. The charge was comprised of (i) $0.6 million pertaining to vacated leased facilities located in San Francisco, California, Austin, Texas and a portion of the Company’s office facility in Coeur d’Alene, Idaho, (ii) $0.3 million in employee severance costs and (iii) fixed asset impairment charges of $0.2 million for certain property, plant and equipment within the vacated leased facilities that no longer have value to the Company.

The accruals related to vacated facilities is calculated net of any estimated sublease income which is estimated based on current market quotes for similar properties and the anticipated timing of any potential subleases. If the Company is unable to sublet the vacated properties on a timely basis or is forced to sublet them at lower rates due to changes in market conditions, the Company will adjust the accruals accordingly. The charges were recognized in sales, general and administrative expense. A reconciliation of the accruals on the Company’s balance sheet for all abandoned leases as of September 30, 2010 is as follows (dollars in thousands):

Lease Abandonment Accrual	Amount
Beginning balance as of January 1, 2010	$250
Initial lease abandonment charge	1,022
Non-cash changes in estimates	50
Cash payments, net	(120)

Balance as of September 30, 2010	$1,202

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

The following table summarizes results of discontinued operations for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Service revenue	$—	$5,556	$10,212	$16,353
Expenses:
Professional services	—	823	1,736	2,523
Sales, general and administrative	—	2,539	5,072	8,033
Depreciation and amortization	—	902	3,141	2,666
Goodwill and intangible asset impairment	—	—	27,326	6,933
Interest expense	—	264	1,577	861

Total expenses	—	4,528	38,852	21,016

Income (loss) from discontinued operations	—	1,028	(28,640)	(4,663)
Income tax expense (benefit)	—	439	(10,276)	(1,756)

Net income (loss) from discontinued operations	$—	$589	$(18,364)	$(2,907)

NIGHTHAWK RADIOLOGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following assets and liabilities have been segregated and classified as assets and liabilities of discontinued operations in the consolidated balance sheets as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
ASSETS
Trade accounts receivable, net	$—	$3,891
Prepaid expenses and other current assets	—	453

Total current assets of discontinued operations	—	4,344
Property and equipment, net	—	2,482
Intangible assets, net	—	50,360
Deferred income taxes	—	1,299

Total long-term assets of discontinued operations	—	54,141

Total assets of discontinued operations	$—	$58,485

LIABILITIES
Accrued expenses and other liabilities	$—	$313
Accrued payroll and related benefits	—	309

Total liabilities of discontinued operations	$—	$622

13. PROPOSED MERGER

On September 26, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, vRad, and Eagle Merge Sub Corporation, a wholly owned subsidiary of vRad (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub would be merged with and into the Company, and as a result the Company would continue as the surviving corporation and a wholly-owned subsidiary of vRad.

Pursuant to the Merger Agreement, if the transaction is consummated, each issued and outstanding share of the Company’s common stock will be canceled and extinguished and automatically converted into the right to receive $6.50 in cash. Options to purchase the Company’s common stock that are in the money and restricted stock units, whether vested or unvested, will be converted into a right to receive cash consideration as described in the Merger Agreement. The proposed transaction is subject to customary closing conditions, including, among others, adoption of the merger agreement by the Company’s stockholders, regulatory approvals, absence of any law or order prohibiting the transaction, accuracy of certain representations and warranties and material compliance with covenants, and the absence of any material adverse effect with respect to the Company. Through September 30, 2010, the Company has incurred merger and acquisition related expenses of $0.5 million, which consist primarily of legal and accounting costs.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements that involve risks and uncertainties. The statements contained in this quarterly report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future economic conditions in general and statements about our future:

•	risks associated with the proposed merger with Virtual Radiologic Corporation, or vRad, including:

•	failure to satisfy the conditions, or failure to obtain the required approvals of our stockholders;

•	the costs and expenses associated with the proposed merger;

•	contractual restrictions on the conduct of our business included in the merger agreement;

•	the potential loss of key personnel, disruption of our business or any impact on our relationships with third parties as a result of the proposed merger;

•	any delay in consummating the proposed merger or the failure to consummate the merger; and

•	the outcome of, or expenses associated with, any litigation which may arise in connection with the proposed transaction

•	strategy and business prospects;

•	development and expansion of services, and the size, growth, and leadership of the potential markets for these services;

•	development of new customer relationships and products;

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

Overview

We are leading the transformation of the practice of radiology by providing high-quality, cost-effective solutions to radiology groups and hospitals throughout the United States. Our team of independent contractor, American Board of Radiology-certified, state-licensed and hospital-privileged physicians, provides professional services (“interpretations”, “exams”, “scans” or “reads”) 24 hours per day, seven days a week, for approximately 25% of all U.S. hospitals. The reads that we provide continue to consist primarily of off-hours preliminary reads, but increasingly include final and sub-specialty interpretations. For more information, visit our website at www.nighthawkrad.net. The information contained on, or accessible through, our website is not incorporated in this filing.

Recent Developments

Proposed Merger Agreement

On September 26, 2010, and as described in our Current Report on Form 8-K filed with the SEC on September 27, 2010, we entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among us, vRad, and Eagle Merge Sub Corporation, or Merger Sub, a wholly-owned subsidiary of vRad. Pursuant to the terms of the Merger Agreement, Merger Sub would be merged with and into us, and as a result we would continue as the surviving corporation and a wholly-owned subsidiary of vRad. vRad and Merger Sub are affiliates of Providence Equity Partners L.L.C.

Pursuant to the Merger Agreement, if the transaction is consummated, each issued and outstanding share of our common stock will be canceled and extinguished and automatically converted into the right to receive $6.50 in cash. Options to purchase our common stock that are in the money and restricted stock units, whether vested or unvested, will be converted into a right to receive cash consideration as described in the Merger Agreement. The proposed transaction is subject to customary closing conditions, including, among others, adoption of the merger agreement by our stockholders, regulatory approvals, absence of any law or order prohibiting the transaction, accuracy of certain representations and warranties and material compliance with covenants, and the absence of any material adverse effect with respect to us.

Settlement of Interest Rate Swap Contracts

In September 2010, we settled our five existing interest rate swap contracts. The interest rate swap contracts, while in place, fixed interest expense on our variable-rate debt at approximately 4.95%. In future periods our interest rate expense will fluctuate with changes in interest rates. We paid $4.6 million to the contract counterparty as part of the settlement.

Cost Reduction Actions and Related Restructuring Charges

As part of a plan to reduce our operating costs, we closed an additional portion of our office facility in Coeur d’Alene, Idaho. As a result of this closure and a related reduction in force of approximately 23 employees, we incurred restructuring costs of $0.4 million during the quarter, substantially all of which was for lease abandonment charges.

Trends in our Business and Results of Operations

Evolving Marketplace.

The market for our services continues to evolve rapidly, as we continue to see significant competition in the market for our services, resulting in continued price declines and increased customer attrition. More recently, we are also experiencing slower growth in volumes from our existing customers. We believe this trend has resulted primarily from lower utilization of healthcare services in general resulting in fewer imaging procedures being performed. We also believe this trend is related to some of our customers reading later into the evening and, thus, utilizing our services for fewer hours. In response, we have focused our efforts on setting and maintaining high quality service levels, demonstrating the value of our services to our customers and their patients, and when appropriate, lowering our prices to retain customers or gain new customers.

Service Revenue.

We generate revenue primarily from off-hours preliminary exams and to a lesser extent from final and subspecialty interpretations. As described above, over the course of the last several quarters, we have continued to experience a maturing and highly competitive marketplace and a slowing in organic growth, resulting in slow or no growth in scan volumes. In addition, we have also seen the average price for our services decline significantly and experienced customer losses. All of these factors have caused our revenues and margins to decline in recent periods. We expect these challenges to continue in the foreseeable future. In response to such trends, our strategy is to sell new services, principally final interpretations, to our existing customers and to new customers by communicating their value and demonstrating the advantages we offer over our competitors. For example, in the last 12 months, our finals business has increased from approximately 15% of our revenue to approximately 17% for the quarter ended September 30, 2010. We anticipate that our finals business will continue to become a larger percentage of our overall business in future periods. In addition, following the announcement of the proposed merger, some customers and prospects have deferred purchase decisions for our services, negatively impacting our future growth in scan volume and revenue.

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

Our medical liability expense continues to fluctuate in absolute dollars each year, primarily due to changes in volumes and claims experience. We expect our medical liability premiums and our reserves for incurred but not reported or IBNR, medical liability claims to continue to fluctuate as our claims experience and volumes change over time.

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

Interest Expense.

Interest on our outstanding debt is at a variable rate. Starting in 2007, we hedged the risk associated with fluctuations in interest rates by entering into interest rate swap contracts. In December 2008, we settled our original interest rate swap contracts and entered into five new interest rate swap contracts that had a term roughly equal to the remaining term on our loan. In September 2010 we terminated these interest rate swap contracts. As a result, we will no longer experience variability in interest rate expense due to mark-to-market adjustments on these contracts; however, we could experience volatility in our interest expense as our payments are now based on a floating rate. Finally, interest expense is expected to be lower in future periods due to lower interest rates, and recent and future principal repayments (subject to the impact of any future changes in market interest rates).

Income Tax Expense.

Income tax expense consists of U.S federal, state, and foreign jurisdiction income taxes. We expect our income tax expense to fluctuate due to changes to the Internal Revenue Code and the apportionment of our business geographically with regards to state taxes. Our income tax expense may also increase or fluctuate in future periods if our actual stock compensation deductions are less than our previously recognized tax benefit in accordance with the Compensation-Stock Compensation Topic of the FASB Accounting Standards Codification (ASC Topic 718) or if, in the future, we determine that all or a portion of our deferred taxes are not realizable.

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

As of September 30, 2010, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. The policies disclosed included contingencies, accounting for long-lived assets, stock-based compensation, income taxes and derivative accounting.

See “Note 1—Summary of Significant Accounting Policies—Recently Issued Accounting Standards” to the condensed consolidated financial statements included in Item 1 of this report for additional information regarding recently adopted and new accounting pronouncements.

Results of Operations

The discussion of our results of continuing operations below relates exclusively to our preliminary, final and sub-specialty interpretations business. It excludes the results related to the business services operations of MPS and the teleradiology operations of ERS prior to the settlement with SPRPA on June 30, 2010. The results of operations for the business services operations of MPS and teleradiology operations of ERS have been segregated from continuing operations and reflected as discontinued operations for all periods presented. See “Note 12—Discontinued Operations” to the accompanying consolidated statements. Our results of continuing operations were as follows:

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of service revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service revenue	100%	100%	100%	100%
Operating costs and expenses:
Professional services	54	51	52	49
Sales, general and administrative	38	34	40	35
Depreciation and amortization	6	5	6	5
Goodwill and intangible asset impairment	—	—	—	57

Total operating costs and expenses	98	90	98	146

Operating income (loss)	2	10	2	(46)
Other income (expense):
Interest expense	(10)	(6)	(10)	(5)
Interest income	—	—	—	—
Other, net	—	—	—	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total other income (expense)	(10)	(6)	(10)	(5)

Income (loss) from continuing operations before income taxes	(8)	4	(8)	(51)
Income tax expense (benefit)	(2)	2	(1)	(9)

Net income (loss) from continuing operations	(6)	2	(7)	(42)

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

Service Revenue

	Three Months Ended September 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Service revenue	$33,322	$37,897	$(4,575)	(12)%

	Three Months Ended September 30,		Change
	2010	2009	Number of scans	Percentage
Total scan volume	817,256	841,031	(23,775)	(3)%

The decrease in service revenue for the three months ended September 30, 2010 million compared to prior year period was primarily driven by declines in our average price. Preliminary read revenue declined $4.5 million while final read revenue was relatively flat from the prior year period.

The preliminary read revenue decrease was driven by a 9% decline in our average price from the same period in 2009. Preliminary read volume also declined by 6% from the same period in 2009, the result of same site volume growth of 3% and new customer volumes of 5%, offset by a 13% decrease in volumes from the cumulative impact of customers lost over the past 12 months.

The final read revenue was relatively flat compared to the same period a year ago. An 18% increase in finals volumes due to new customers was offset by a 15% decline in the average price compared to the same period a year ago. Final read volume growth consisted of new customer growth of 44% offset by same site volume decline of 11% and a 15% decrease in volume from the impact of customers lost over the past 12 months. The decline in final read pricing was predominately driven by a mix shift towards lower-priced plain film reads and competitive pressures in the marketplace.

Operating Costs and Expenses

Professional Services

	Three Months Ended September 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Professional services	$18,022	$19,393	$(1,371)	(7)%
Percentage of service revenue	54%	51%

The decrease in professional services expense for three months ended September 30, 2010 compared to the prior year period was primarily attributable to approximately 3% lower volumes and lower average costs resulting from operational initiatives undertaken to improve physician scheduling. The increase in professional services expense as a percentage of revenue resulted from the declines in our average price per scan from the year-ago quarter.

Sales, General and Administrative Expense

	Three Months Ended September 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Sales, general and administrative expense	$12,604	$12,750	$(146)	(1)%
Percentage of service revenue	38%	34%

The decrease in sales, general and administrative expense for the three months ended September 30, 2010 was primarily attributable to cost savings initiatives undertaken in 2010 offset by $0.4 million in restructuring charges and severance and $0.5 million in legal fees we incurred in the third quarter in connection with the proposed merger with vRad and to legal fees related to the matters described in “Part II—Item 1—Legal Proceedings.”

Interest Expense

	Three Months Ended September 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Interest expense	$3,279	$2,212	$1,067	48%
Percentage of service revenue	10%	6%

The increase in interest expense for the three months ended September 30, 2010 compared to the prior year period was primarily attributable to the discontinuation of hedge accounting for all five of our interest rate swap contracts effective January 1, 2010 as compared to one ineffective hedge as of September 30, 2009. As a result, the quarter-to-date change in the fair value of the ineffective hedges of $1.8 million was recorded to interest expense, compared to $0.2 million for the same quarter last year.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Income tax expense (benefit)	$(730)	$631	$(1,361)	(216)%
Effective tax rate	30.9%	35.8%

The decrease in income tax expense for the three months ended September 30, 2010 compared to the prior year period was primarily due to the fact that during the three months ended September 30, 2009 there was income tax expense on operating income and during the three months ended September 30, 2010 there was income tax benefit on an operating loss. In addition, the income tax benefit for the three months ended September 30, 2010 was reduced by the tax impact relating to the forfeiture of unvested stock grants. The difference in effective tax rates was primarily attributable to expected non-utilization of certain state tax net operating loss carry-forwards, which reduced the income tax benefit in the three months ended September 30, 2010.

Income from Discontinued Operations, Net of Tax

	Three Months Ended September 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Income from discontinued operations, net of tax	$—	$589	$(589)	(100)%

The results of the MPS business services operations and the teleradiology operations of ERS which were disposed of on June 30, 2010 are included in income (loss) from discontinued operations, net of tax, for all periods presented. There was no income or loss from discontinued operations for the three months ended September 30, 2010.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

Service Revenue

	Nine Months Ended September 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Service revenue	$98,487	$108,239	$(9,752)	(9)%

	Nine Months Ended September 30,		Change
	2010	2009	Number of scans	Percentage
Total scan volume	2,360,181	2,334,662	25,519	1%

The decrease in service revenue for the nine months ended September 30, 2010 compared to the prior year period was driven primarily by a $10.9 million decline in preliminary read revenue, partially offset by an increase of $1.1 million in final read revenue. The preliminary read revenue decrease was primarily driven by a 9% decline in our average price from the same period in 2009. Preliminary read volumes declined 3% from the same period in 2009, consisting of same site volume growth of 2% and new customer volume growth of 5%, offset by an 11% decrease in volume from the cumulative impact of customers lost over the past 12 months.

The final read revenue increase was driven by a 32% increase in volume partially offset by a 19% decline in the average price compared to the same period a year ago. Final read volume growth consisted of new customer growth of 58% offset by 9% declines in same site volume and a 17% decrease from the impact of customers lost over the past 12 months. The 19% decline in final read pricing was predominately driven by a mix shift towards lower priced plain film reads and competitive pressures in the marketplace.

Operating Costs and Expenses

Professional Services

	Nine Months Ended September 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Professional services	$51,008	$52,655	$(1,647)	(3)%
Percentage of service revenue	52%	49%

The decrease in professional services expense for the nine months ended September 30, 2010 compared to the prior year period was primarily attributable to a reduction to reserves for our IBNR medical liability claims of $0.9 million resulting from updates to our historical claims data and the reversal of $0.4 million reserve relating to Australian-based physician’s workers compensation liabilities no longer deemed probable. Removing the effects of these two items, costs were relatively flat year over year and consistent with the relatively flat volumes. The increase in professional services expense as a percentage of revenue resulted from the decline in our average price per scan.

Sales, General and Administrative Expense

	Nine Months Ended September 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Sales, general and administrative expense	$39,270	$37,974	$1,296	3%
Percentage of service revenue	40%	35%

The increase in sales, general and administrative expense for the nine months ended September 30, 2010 compared to the prior year period was primarily attributable to restructuring expense of $1.5 million and severance charges of $0.4 million during the nine months ended September 30, 2010. We also incurred approximately $0.5 million in legal and accounting costs associated with the proposed merger with vRad. In addition, we saw higher legal costs related to the matters described in “Part II—Item 1—Legal Proceedings.” These increases were partially offset by lower stock compensation expense.

Goodwill Impairment

We recorded a $68.7 million goodwill impairment charge during the three months ended March 31, 2009 due to our determination that the fair value of goodwill was less than the carrying value. The goodwill impairment charge was non-cash and did not affect our operations, cash flow or cash position. Of the $68.7 million, $61.8 million was attributable to continuing operations and $6.9 million was associated with discontinued operations.

Interest Expense

	Nine Months Ended September 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Interest expense	$10,107	$5,842	$4,265	73%
Percentage of service revenue	10%	5%

The increase in interest expense for the nine months ended September 30, 2010 compared to the prior year period was primarily attributable to the discontinuation of hedge accounting for all our interest rate swap contracts effective January 1, 2010. As a result, the year-to-date change in the fair value of the ineffective hedges of $5.7 million was recorded to interest expense, partially offset by lower interest expense due to lower outstanding debt.

Income Tax Expense (Benefit)

	Nine Months Ended September 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Income tax expense (benefit)	$(705)	$(9,555)	$8,850	(93)%
Effective tax rate	9.6%	17.2%

The change in our income tax expense was due primarily to a smaller loss in the current period than in the prior period. We recorded a non-cash goodwill impairment charge in the three months ended March 31, 2009, a portion of which is not deductible for tax purposes, resulting in an effective tax rate different than the statutory rate.

The differences in effective tax rates were primarily attributable to our recording a non-cash goodwill impairment charge in the three months ended March 31, 2009, a portion of which was not deductible for tax purposes, and the tax rate impact relating to the forfeiture of unvested stock grants in the nine months ended September 30, 2010.

Income (Loss) from Discontinued Operations, Net of Tax

	Nine Months Ended September 30,		Change
	(Dollars in thousands)
	2010	2009	In Dollars	Percentage
Income (loss) from discontinued operations, net of tax	$(18,364)	$(2,907)	$(15,457)	(532)%

For the nine months end September 30, 2010, the discontinued operations generated a net loss of $18.4 million on $10.2 million in revenue, as compared to a net loss of $2.9 million for the nine months ended September 30, 2009 on $16.4 million in revenue. The net loss for the nine months ended September 30, 2010 included $27.3 million ($16.9 million after-tax) in intangible asset impairment compared to $6.9 million ($4.3 million after-tax) in goodwill impairment for the nine months ended September 30, 2009.

Our intangible assets include those acquired as part of our July 2007 acquisition of MPS and ERS from SPRPA and the related agreements entered into between us and SPRPA. As a result of the settlement negotiations during the three months ended March 31, 2010 described in “Note 3—Intangible Assets Subject to Amortization”, we determined that an impairment indicator was present related to the professional services and non-compete agreements we entered into with and trademarks acquired from, SPRPA. Specifically, based on the anticipated settlement agreement, we concluded that $27.3 million of the $49.6 million carrying value of these intangible assets was impaired. As a result, we recorded a non-cash intangible impairment charge of $27.3 million in the three months ended March 31, 2010.

Non-GAAP Financial Performance Measures

We present non-GAAP financial measures because we believe that they are a useful indicator of our performance and ongoing operations, provide consistency and comparability with our past financial performance and facilitate investor comparisons of our operating performance with our peer companies. However, it is important to note that the presentation of adjusted earnings per diluted share is not a measure of financial performance under GAAP and should not be considered a substitute for or superior to GAAP. The non-GAAP financial measures we report are as follows:

Adjusted net income from continuing operations – We define adjusted net income from continuing operations as net income from continuing operations excluding the tax effected impact of (i) the non-cash expense related to our stock-based compensation, (ii) the non-cash expense associated with the amortization of intangibles associated with acquisitions, (iii) the non-cash expenses (or credits) for adjustments to our IBNR reserve (incurred but not reported medical liability reserves), (iv) non-cash interest expense, (v) restructuring costs, (vi) the non-cash charges for goodwill or intangible asset impairments, (vii) non-cash adjustments for deferred tax balances, (viii) merger costs and (ix) other expenses accounted for from time to time. These other expenses may occur in future periods, but the amounts recognized can vary from period to period and do not directly relate to our ongoing operations.

Adjusted net income from discontinued operations – We define adjusted net income from discontinued operations as net income (loss) from discontinued operations excluding the tax effected impact of (i) the non-cash expense associated with the amortization of intangibles associated with acquisitions, (ii) non-cash interest expense, (iii) the non-cash charges for goodwill or intangible asset impairments, and (iv) non-cash adjustments for deferred tax balances.

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

Adjusted net income from continuing operations

The following table reconciles net income (loss) from continuing operations, the most directly comparable GAAP financial performance measure, to adjusted net income from continuing operations, a non-GAAP financial performance measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) from continuing operations	$(1,635)	$1,130	$(6,651)	$(45,893)
Tax effected impact of:
Non-cash stock based compensation	704	747	3,753	2,336
Amortization of intangible assets	590	620	1,748	1,930
IBNR medical malpractice loss reserves	—	84	(533)	326
Non-cash interest expense	1,506	681	4,452	1,564
Goodwill and intangible asset impairment	—	—	—	49,755
Restructuring costs	284	30	1,188	30
Merger costs	333	—	333	—
Non-cash adjustment to deferred tax balances	141	—	(195)	—

Adjusted net income from continuing operations	$1,923	$3,292	$4,095	$10,048

During the three months ended September 30, 2010, our adjusted net income from continuing operations decreased $1.4 million compared to the year ago period. During the nine months ended September 30, 2010, our adjusted net income from continuing operations decreased $6.9 million year over year. The decline in both periods was primarily due to the effects of lower average prices and lost customers, partially offset by cost reduction initiatives.

The following table reconciles earnings (loss) per diluted share from continuing operations, the most directly comparable GAAP financial performance measure, to adjusted earnings per diluted share from continuing operations per diluted share, a non-GAAP financial performance measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) from continuing operations	$(0.07)	$0.04	$(0.28)	$(1.76)
Tax effected impact of:
Non-cash stock based compensation	0.03	0.03	0.16	0.10
Amortization of intangible assets	0.02	0.03	0.07	0.07

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
IBNR medical malpractice loss reserves	—	—	(0.02)	0.01
Non-cash interest expense	0.06	0.03	0.18	0.07
Goodwill and intangible asset impairment	—	—	—	1.89
Restructuring costs	0.01	—	0.05	—
Merger costs	0.02	—	0.02	—
Non-cash adjustment to deferred tax balances	0.01	—	(0.01)	—

Adjusted net income from continuing operations	$0.08	$0.13	$0.17	$0.38

Adjusted net income from discontinued operations

The following table reconciles net income (loss) from discontinued operations, the most directly comparable GAAP financial performance measure, to adjusted net income from discontinued operations, both non-GAAP financial performance measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) from discontinued operations	$—	$589	$(18,364)	$(2,907)
Tax effected impact of:
Non-cash stock based compensation	—	—	341	—
Amortization of intangible assets	—	422	1,665	1,323
Non-cash interest expense	—	—	635	—
Goodwill and intangible asset impairment	—	—	16,927	4,274
Non-cash adjustment to deferred tax balances	—	—	286	—

Adjusted net income from discontinued operations	$—	$1,011	$1,490	$2,690

The following table reconciles earnings (loss) per diluted share from discontinued operations, the most directly comparable GAAP financial performance measure, to adjusted earnings per diluted share from discontinued operations a non-GAAP financial performance measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) from discontinued operations	$—	$0.03	$(0.78)	$(0.11)
Tax effected impact of:
Non-cash stock based compensation	—	—	0.01	—
Amortization of intangible assets	—	0.01	0.07	0.05
Non-cash interest expense	—	—	0.03	—
Goodwill and intangible asset impairment	—	—	0.72	0.16
Non-cash adjustment to deferred tax balances	—	—	0.01	—

Adjusted net income from discontinued operations	$—	$0.04	$0.06	$0.10

Liquidity and Capital Resources

Capital Resources

Our capital resources include cash, cash equivalents and marketable securities. The tables below highlight significant aspects of our capital resources.

	September 30, 2010	December 31, 2009
	(In millions)
Cash and cash equivalents	$24.9	$26.3
Marketable securities	—	6.0

Total	$24.9	$32.3

Cash Flow Activities

The table and discussion below highlight significant aspects of our cash flow activities.

	Nine Months Ended September 30,
	(In millions)
	2010	2009
Net cash provided by (used in):
Operating activities	$16.3	$21.5
Investing activities	13.4	(10.4)
Financing activities	(31.1)	(33.4)

Decrease in cash and cash equivalents	$(1.4)	$(22.3)

Operating Activities

We fund our operations primarily from cash flows generated by our operating activities and, historically, from the incurrence of debt. Net cash provided by operating activities for the nine months ended September 30, 2010 and 2009 was $16.3 million and $21.5 million, respectively, a decrease of $5.2 million. The decrease in cash from operating activities primarily resulted from the impact of service price declines.

Investing Activities

Net cash flows provided by investing activities were $13.4 million for the nine months ended September 30, 2010, compared with $10.4 million used in investing activities for the nine months ended September 30, 2009. The increase in net cash from investing activities compared to the same period a year ago primarily resulted from $9.9 million received as part of the SPRPA settlement and $6.0 million in proceeds from maturities of marketable securities in the first nine months of 2010, compared to $11.0 million in purchases of marketable securities during the first nine months of 2009.

Financing Activities

Net cash used in financing activities was $31.1 million for the nine months ended September 30, 2010, compared with $33.4 million for the nine months ended September 30, 2009. The decrease in net cash used in financing activities compared to the same period a year ago primarily reflects the principal payment of $26.0 million on our long-term debt as part of the agreement with our lenders following the closing of the settlement with SPRPA and the $4.6 million used to settle our interest rate swap contracts, compared to a $20.3 million purchase of shares of our common stock and $12.7 million in principal payments on our long term debt in the first nine months of 2009.

Financial Condition and Liquidity

We expect our short and long-term liquidity needs to consist primarily of working capital, capital expenditures, including information technology and any future acquisitions. We will also have liquidity needs if we elect or are required to make principal payments under our credit agreement. We intend to fund future liquidity needs from current capital resources and cash generated from operations. We believe our capital resources will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Our credit agreement contains customary affirmative, negative and financial covenants, including, among other requirements, negative covenants that restrict our ability to create liens, enter into mergers and acquisitions, pay dividends, repurchase stock, incur indebtedness, make investments and make capital expenditures, and financial covenants that limit the maximum leverage we can maintain at any one time. Our term loan is subject to mandatory repayment under certain circumstances, including in connection with our receipt of proceeds from certain issuances of equity or debt, sales of assets and casualty events. In addition, our credit agreement requires a principal payment in the amount equal to 50% of our Excess Cash Flow (as defined in our credit agreement) if the Total Leverage Ratio (as defined in our credit agreement) is at or above 2.5 at year end. Furthermore, if our Total Leverage Ratio exceeds 4.0 on any trailing four quarter basis, our obligation to repay all borrowings could be accelerated. As of September 30, 2010, our Total Leverage Ratio was 3.54. In connection with the settlement with SPRPA, we were required to obtain the consent of the lenders of the term loan and agreed to pay $26.0 million on the day of the settlement and make an additional payment of $10.0 million on or prior to June 30, 2011. Pursuant to such consent, should we be required to make an Excess Cash Flow payment with respect to fiscal years 2010 and 2011, such payment will be reduced by an amount equal to these repayments. As of September 30, 2010 we were in compliance with all covenants contained in our credit agreement and expect to remain in compliance with these covenants for at least the next 12 months.

Our financial results have been impacted as a result of the settlement with SPRPA. In the first nine months of 2010, we generated an aggregate of $10.2 million, or approximately 9% of our total revenue, from our original agreements with SPRPA. As a result of the settlement, beginning July 1, 2010, we no longer derive revenue from such agreement or related profits that we have historically generated from SPRPA. As a result, our Total Leverage Ratio under our credit agreement could exceed 2.5 for the year, which in turn would trigger a mandatory principal repayment by us equal to 50% of our Excess Cash Flow for such year, or 4.0, which could result in the acceleration of our obligation to repay all of our borrowings under our credit agreement. If we fail to meet either of our Total

Leverage Ratio tests in the future and we are required to make a mandatory repayment of a portion of the principal of our term loan, or if our obligations under our term loan are accelerated as a result of our default, our financial condition would be materially adversely impacted.

Pursuant to the consent we have received from our lender in connection with the June 2010 settlement transaction with SPRPA, we will make an additional $10.0 million principal payment to the lenders on or before June 30, 2011. We currently expect to make this $10.0 million payment in the fourth quarter of 2010.

Leverage Ratio Calculation

Pursuant to the terms of our credit agreement, we are required to calculate our Total Leverage Ratio on a pro forma basis, meaning that we must calculate our Total Leverage Ratio assuming the SPRPA settlement transaction took place at the beginning of the trailing four quarter measurement period. As a result, even with the $26 million principal payment described above, we expect our Total Leverage Ratio in future periods to increase. The calculation of our Total Leverage Ratio as of September 30, 2010 is provided below (dollars in thousands, except ratio):

Total Leverage Ratio	Calculation as of September 30, 2010
Total debt, plus letters of credit	51,739
Pro Forma Consolidated EBITDA, as defined below	14,617
Total debt, plus letters of credit, divided by Pro Forma Consolidated EBITDA	3.54

Pro Forma Consolidated EBITDA is a defined term from our credit agreement and is calculated as required by the terms of our credit agreement as follows:

Calculation for the Twelve Months Ended September 30, 2010
Net loss	$(24,360)
Exclude net loss from discontinued operations	17,814
Interest income	(204)
Interest expense	11,624
Income tax provision (benefit)	(310)
Depreciation and amortization expense	7,561
Non-cash stock compensation expense	2,492
Non-cash intangible asset impairment	—

Pro Forma Consolidated EBITDA	$14,617

Finally, we may elect from time to time to make additional principal payments on our debt in order to enhance our capital structure as we have in prior years. We anticipate funding any such elective or required principal payments out of our available cash and cash equivalents. However, if our estimates of revenues, working capital and/or capital expenditure requests change or prove inaccurate, we may need to raise additional funds to satisfy any required principal payment. There can be no assurance that any such funds will be available at the time or times needed or available on terms acceptable to us. See “Part II—Item 1A—Risk Factors—We may need additional capital, which may not be available to us.”

Off-Balance Sheet Arrangements

There have been no significant changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations

The following table presents a summary of our contractual obligations as of September 30, 2010:

	Payments Due Within
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Long-term debt obligations (a)	$10.5	$0.8	$40.4	$0.0	$51.7
Interest on long-term borrowings (b)	1.3	2.3	0.6	0.0	4.2
Operating lease commitments	2.6	4.3	1.1	0.9	8.9

	Payments Due Within
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in millions)
Total contractual obligations	$14.4	$7.4	$42.1	$0.9	$64.8

(a)	See “Note 4—Long-term Debt included in Part I Item 1 of this report.
(b)	Actual interest paid in future years may differ from amounts shown in this table due to any future refinancing or repayment of our debt. Interest on our floating rate debt was calculated for all years using the effective interest rate as of September 30, 2010. The amounts above do not include the unamortized amounts held within Accumulated Other Comprehensive Income which will be amortized to interest expense. See “Note 9—Derivative Financial Interests” included in Part I Item 1 of this report.

Total contractual obligations exclude our liability for uncertain tax positions of $2.3 million as of September 30, 2010 because we were unable to make reasonable estimates as to the period of settlement with the respective taxing authorities.

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

Interest Rate Sensitivity

As of September 30, 2010, we had cash and cash equivalents totaling $24.9 million. The majority of these amounts is invested in interest-bearing money market accounts and is held for working capital purposes. We had no marketable securities outstanding as of September 30, 2010.

As of September 30, 2010, we had $51.7 million in variable rate debt. The interest rate on this debt is based on the three-month LIBOR rate. As a result of the September 2010 termination of our interest rate swap contracts entered into during the fourth quarter of 2008, this outstanding debt is now subject to market interest rate fluctuations through its maturity in July 2014.

For more information on our interest rate hedging activities, see “Note 9—Derivative Financial Instruments,” included in Part I Item 1 of this report.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

Securities Class Action and Related Derivative Claim—In our Annual Report on Form 10-K, we reported that, on December 17, 2009, a putative shareholder class action lawsuit was filed against us and certain of our former officers in the U.S. District Court for the

District of Idaho. The case is captioned City of Marysville General Employees Retirement System v. NightHawk Radiology Holdings, Inc., et al., Case No. CIV 09-659-N-CWD. On July 13, 2010, plaintiffs filed an amended complaint under the new caption In re Nighthawk Radiology Holdings, Inc. Securities Litigation, Master File No. 09-cv-00659 (EJL/CWD). The complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period May 2, 2007 to May 7, 2008, and asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs contend that the Company and the individual defendants violated the federal securities laws by issuing false and misleading statements concerning the Company’s operations, business, and prospects during the purported class period, and thereby artificially increased the price of the Company’s stock. Plaintiffs seek unspecified compensatory damages, interest, and attorneys’ fees and costs. On April 29, 2010, the court issued an order appointing Plymouth County Contributory Retirement System (“Plymouth”) as lead plaintiff. On May 13, 2010, competing plaintiff Miramar Firefighters’ Pension Fund (“Miramar”) filed an objection to the court’s appointment of Plymouth as lead plaintiff and requested that the court instead appoint Miramar as lead plaintiff. The court has yet to rule on that motion. Pending the court’s ruling on this objection, all deadlines have been taken off calendar, including defendants’ deadline to respond to the complaint. Management intends to vigorously defend against these claims.

In connection with the securities class action described above, on September 2, 2010, a shareholder derivative lawsuit was also filed in the U.S. District Court for the District of Idaho, purportedly on behalf of and for the benefit of the Company, against certain of our current and former officers and directors. The case is related to the securities class action case and is captioned Israni v. Berger, et al., Case No. 10-cv-00450-BLW. On September 8, 2010, a similar shareholder derivative lawsuit was filed in Kootenai County District Court. This lawsuit is captioned Jarrett v. Berger, et al. 10-7752. The Company is named as a nominal defendant in both lawsuits. The derivative complaint is premised on the same basic allegations of fact as the securities class action and alleges, among other things, that certain of our current and former officers and directors breached their fiduciary duties to the Company and were unjustly enriched in connection with the public disclosures that are the subject of the securities class action. Because these lawsuits are derivative in nature, they do not seek monetary damages from the Company. We may, however, be required through the pendency of these lawsuits to advance the legal fees and costs of the defendant officers and directors.

Merger Litigation—In connection with the announcement of our merger agreement with Virtual Radiologic Corporation (“vRad”) (see “Management Discussion & Analysis—Recent Developments and Item 1A Risk Factors—“The proposed acquisition by vRad may adversely affect our results of operations and prospects and may not be consummated on the contemplated schedule or at all”), beginning on September 28, 2010, several putative class action lawsuits were filed purportedly on behalf of our stockholders in the Superior Court of Maricopa County, Arizona, docketed as Israni v. NightHawk Radiology Holdings, Inc., et al., Case No. CV2010-025059, LaLone v. NightHawk Radiology Holdings, Inc., et al., Case No. CV2010-028112, La Torre v. NightHawk Radiology Holdings, Inc., et al., Case No. CV2010-028176, Watts v. Engert, et al., Case No. CV2010-028127, Newman v. Engert, et al., Case No. CV2010-028262, and Yu v. Engert, et al., Case No. CV2010-028403. On October 8, 2010, a purported class action lawsuit on behalf of the Company’s stockholders was filed in Delaware Chancery Court, docketed as Scully v. NightHawk Radiology Holdings, Inc., et al., Case No. 5890-VCL. The complaints name the Company, each of the members of our board of directors, and vRad as defendants. The lawsuits allege, among other things, that our board of directors breached fiduciary duties owed to our stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process when approving the proposed merger with vRad. The complaints also allege that the Company and vRad aided and abetted the members of our board of directors in the alleged breach of their fiduciary duties. In the Delaware action, the plaintiff also alleges that the preliminary proxy contains certain material omissions, rendering some statements therein misleading. The plaintiffs in these various actions seek relief that includes, among other things, an injunction prohibiting the consummation of the proposed merger, a court order declaring that the board of directors breached their fiduciary duties in entering into the merger agreement, rescission—to the extent the merger terms have already been implemented, and the payment of plaintiffs’ attorneys’ fees and costs. We believe the lawsuits to be without merit and intend to defend against them vigorously. There can be no assurance, however, with regard to the outcome of these lawsuits.

In addition to the proceedings described above, we are also involved in various legal proceedings arising in the ordinary course of our business activities. We maintain insurance policies with coverages that we believe are appropriate in light of the risks attendant to our business, and believe that the resolution of the current claims will not have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount of damages resulting from a current or future claim, an unfavorable resolution of a claim could materially affect our future results of operations, cash flows or financial position.

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

FINANCIAL STATEMENTS AND THE RELATED NOTES, BEFORE DECIDING TO PURCHASE ANY SHARES OF OUR COMMON STOCK.

The proposed acquisition by vRad may adversely affect our results of operations and prospects and may not be consummated on the contemplated schedule or at all.

On September 26, 2010, we entered into a merger agreement providing for the acquisition of our company by vRad for a purchase price of $6.50 per share. The proposed transaction, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations, a loss of key personnel and a disruption of our operations. The proposed transaction may also affect our relationships with customers and affiliated radiologists which, in turn, may adversely affect our results of operations and prospects. The merger agreement imposes customary restrictions on the conduct of our business outside of the ordinary course prior to the closing of the transaction or the termination of the merger agreement, which may also adversely affect our ability to manage our operations effectively in light of changes in economic or market conditions or to execute our business strategy and meet our financial goals. Additionally, we, our directors and vRad have been named in purported class actions relating to the proposed transaction as more fully described in “Note 5—Commitments and Contingencies—Merger Litigation” included in Part I Item 1 of this report and under Part II, Item 1—Legal Proceedings; these or any future lawsuits or proceedings may be time consuming and expensive. A delay in the consummation of the proposed transaction could exacerbate the impact of the risks associated with the proposed transaction, if they were to occur.

The proposed transaction is subject to customary closing conditions, including, among others, adoption of the merger agreement by our stockholders, regulatory approvals, absence of any law or order prohibiting the transaction, accuracy of certain representations and warranties and material compliance with covenants, absence of any material adverse effect with respect to our company.

The merger agreement contains certain termination rights for both us and vRad and further provides that, upon termination of the merger agreement under specified circumstances, we may be required to pay vRad a termination fee of up to $6.6 million.

We cannot predict whether or when the closing conditions for the proposed transaction set forth in the merger agreement will be satisfied or whether the proposed transaction will be completed. If the closing conditions are not satisfied or waived pursuant to the merger agreement on the contemplated schedule, or if consummation of the transaction is delayed, enjoined or not completed for any other reason, the market price of our common stock may decline. In addition, if the proposed transaction does not occur, we may nonetheless remain liable for significant transaction expenses.

The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and prospects, as well as on our stock price.

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

Our industry is relatively new and is rapidly evolving. As a result, our current business and future prospects are difficult to evaluate. You must consider our business and prospects in light of the risks and difficulties we encounter as an early leader in a rapidly evolving market. Some of these risks relate to our potential inability to:

•	effectively manage the reaction of customers, potential customers and affiliated radiologists to the announcement of the proposed acquisition by vRad;

•	effectively manage our business and technology,

•	effectively manage our operating costs as the price for our services declines,

•	continue to provide consistently high levels of service quality as we expand the scale of our business,

•	develop new services that complement our existing business,

•	acquire additional customers and maintain current customers in a highly competitive environment,

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

The market for professional radiology services and business process services is competitive and rapidly changing, barriers to entry are relatively low, and with the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. In fact, in recent periods we have experienced an increase in competition from regional providers of services similar to ours. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors, including our largest competitor, vRad, offer their services at a lower price, which has resulted and may continue to result in pricing pressure and lost customers. If we are unable to maintain our current pricing or effectively revise the way we compensate our affiliated radiologists, our operating results would be negatively impacted. In addition, pricing pressures and increased competition would result in reduced revenue and reduced profits.

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

A key part of our strategy to offset the moderation of growth in our provision of preliminary reads involves providing final reads and sub-specialty services; however, our efforts to provide these final reads and sub-specialty services, or any other services beyond our current services offerings and radiology solutions, may not result in significant revenue growth for us. The markets for final and sub-specialty reads are more complex than the market for preliminary reads. If we are to be successful in these markets, we will be required to develop, execute and maintain new sales and marketing efforts, as well as new information technology capabilities. Our ability to do so may be adversely affected by the announcement of our proposed acquisition by vRad. In addition, our final and sub-specialty service offering requires our customers to navigate the billing and collecting rules related to the reads our affiliated physicians provide—including the billing reassignment rules and the rules regarding where to bill for such services—rules that are often cumbersome and difficult for our customers. As a result, our efforts to expand our services into these new markets may divert management resources from existing operations and require us to commit significant financial resources to an unproven business. If we are unable to effectively address the challenges that these new service offerings present, our business, financial condition and results of operations could be adversely affected.

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

Our success is dependent upon our continuing ability to recruit and retain qualified radiologists. An inability to recruit and retain radiologists would have a material adverse effect on our ability to service our customers and grow our revenues and would adversely affect our results of operations. Our ability to recruit and retain radiologists may be adversely affected by the announcement of our proposed acquisition by vRad. We face competition for radiologists from other healthcare providers, including radiology groups, teleradiology companies, research and academic institutions, government entities and other organizations. If we are unable to effectively recruit and retain qualified radiologists, our business, financial condition and results of operations could be adversely affected.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time,

•	provide that directors may only be removed “for cause”,

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt,

•	eliminate the ability of our stockholders to call special meetings of stockholders,

•	prohibit stockholder action by written consent, which has the effect of requiring all stockholder actions to be taken at a meeting of stockholders,

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws, and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

ITEM 6.	Exhibits

Exhibit Number	Description

2.1(1)†	Agreement and Plan of Merger, dated September 26, 2010, by and among the Company, vRad, and Merger Sub.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Form 8-K (No. 000-51786) filed by the registrant on September 27, 2010.
†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTHAWK RADIOLOGY HOLDINGS, INC.

Date: November 3, 2010	By:	/s/ DAVID M. SANKARAN
David M. Sankaran Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)